Form 10-Q
period 2000-04-30
ULTICOM INC
filed 2000-06-14
CIK 1103184

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER: 333-94873


                                  ULTICOM, INC.
             (Exact name of registrant as specified in its charter)

                  NEW JERSEY                               22-2050748
        (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                Identification No.)

          1020 BRIGGS RD. MT. LAUREL, NJ                    08054
      (Address of principal executive offices)            (Zip Code)

                                 (856) 787-2700
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [ ] Yes [X] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

               The number of shares of Common Stock, no par value,
                 outstanding as of June 5, 2000 was 37,614,500.

                            Page 1 of 15 Total Pages
                       (Exhibit Index Appears on Page 13)

                                     PART I


                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                                                                       Page
                                                                       ----

    1.          Condensed Consolidated Balance Sheets as
                of January 31, 2000 and April 30, 2000                    3

    2.          Condensed Consolidated Statements of Income
                for the Three Month Periods
                Ended April 30, 1999 and 2000                             4

    3.          Condensed Consolidated Statements of Cash
                Flows for the Three Month Periods Ended
                April 30, 1999 and 2000                                   5

    4.          Notes to Condensed Consolidated Financial
                Statements                                                6


ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.                   8



                            Page 2 of 15 Total Pages

                          ULTICOM, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS
------
                                                                               JANUARY 31,              APRIL 30,
                                                                                  2000*                   2000
                                                                                                       (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                               $       6,299             $       46,631
   Short-term investments                                                              -                     19,428
   Accounts receivable, net                                                        3,162                      3,984
   Due from related parties                                                        1,009                      1,145
   Inventories                                                                     1,812                      1,769
   Prepaid expenses and other current assets                                         740                        578
                                                                           -------------             --------------
TOTAL CURRENT ASSETS                                                              13,022                     73,535
PROPERTY AND EQUIPMENT, net                                                        3,190                      3,140
OTHER ASSETS                                                                       1,152                      1,035
                                                                           -------------             --------------
TOTAL ASSETS                                                               $      17,364             $       77,710
                                                                           =============             ==============

-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                   $       4,225             $        5,338
   Deferred revenue                                                                7,438                      7,671
   Due to related parties                                                            617                        594
                                                                           -------------             --------------
TOTAL CURRENT LIABILITIES                                                         12,280                     13,603

LONG-TERM LIABILITIES:
   Note payable, bank                                                              3,800                      3,800
   Other liabilities                                                                 164                        164
                                                                           -------------             --------------
TOTAL LONG-TERM LIABILITIES                                                        3,964                      3,964
                                                                           -------------             --------------


STOCKHOLDERS' EQUITY:
   Common stock, no par value -
      authorized, 200,000,000 shares;
     issued and outstanding,  32,727,000 and 37,614,500  shares                        -                          -
   Additional paid-in capital                                                         10                     58,072
   Retained earnings                                                               1,110                      2,071
                                                                           -------------             --------------
TOTAL STOCKHOLDERS' EQUITY                                                         1,120                     60,143
                                                                           -------------             --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $      17,364             $       77,710
                                                                           =============             ==============

*The Condensed Consolidated Balance Sheet as of January 31, 2000 has been summarized from the Company's audited Balance Sheet as of that date. The accompanying notes are an integral part of these financial statements.


                            Page 3 of 15 Total Pages

                          ULTICOM, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             THREE MONTHS ENDED
                                                                        APRIL 30,           APRIL 30,
                                                                           1999                2000
Sales                                                                  $     5,363        $     8,826
Cost of sales                                                                1,888              2,947
                                                                       -----------        -----------
Gross profit                                                                 3,475              5,879

Operating expenses:
     Research and development                                                1,299              1,960
     Selling, general and administrative                                     1,703              2,586
                                                                       -----------        -----------
     Income from operations                                                    473              1,333

     Interest and other income (expense), net                                  (66)               216
                                                                       ------------       -----------

Income before income tax provision                                             407              1,549
Income tax provision                                                           156                588
                                                                       -----------        -----------

Net income                                                             $       251        $       961
                                                                       ===========        ===========

Earnings per share:
     Basic                                                             $       .01        $       .03
                                                                       ===========        ===========
     Diluted                                                           $       .01        $       .03
                                                                       ===========        ===========


The accompanying notes are an integral part of these financial statements.


                            Page 4 of 15 Total Pages

                          ULTICOM, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      THREE MONTHS ENDED
                                                                                  APRIL 30,          APRIL 30,
                                                                                    1999                2000
Cash flows from operating activities:
     Net cash from operations after adjustment for non-cash items                $       508       $     1,541
     Changes in assets and liabilities:
          Accounts receivable                                                         (1,753)             (822)
          Due from related parties                                                       748              (136)
          Inventories                                                                   (236)               43
          Prepaid expenses and other current assets                                       31               162
          Other assets                                                                     2               (13)
          Accounts payable and accrued expenses                                          891             1,113
          Deferred revenue                                                              (536)              233
                                                                                 ------------      -----------

Net cash provided by (used in) operating activities                                     (345)            2,121
                                                                                 ------------      -----------

Cash flows from investing activities:
     Purchase of property and equipment                                                 (825)             (400)
     Purchase of  short-term investments                                                   -           (19,428)
     Capitalization of software development costs                                       (752)                -
                                                                                 ------------      -----------
Net cash (used in) investing activities                                               (1,577)          (19,828)
                                                                                 ------------      -----------

Cash flows from financing activities:
     Net proceeds from the sale of common stock                                            -            58,062
     Due to related parties                                                              561               (23)
                                                                                 ------------      -----------
Net cash provided by financing activities                                                561            58,039
                                                                                 ------------      -----------

Net increase (decrease) in cash and cash equivalents                                  (1,361)           40,332
Cash and cash equivalents, beginning of period                                         2,544             6,299
                                                                                 ------------      -----------
Cash and cash equivalents, end of period                                         $     1,183       $    46,631
                                                                                 ============      ===========


The accompanying notes are an integral part of these financial statements.


                            Page 5 of 15 Total Pages

                          ULTICOM, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



         BASIS OF PRESENTATION. The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the annual period ended January 31, 2000. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three month period ended April 30, 2000 are not necessarily indicative of the results to be expected for the full year.

         PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Ulticom and its wholly owned subsidiary. All material intercompany balances and transactions have been eliminated.

         INITIAL PUBLIC OFFERING. On April 5, 2000, the Company issued 4,250,000 shares of common stock to the public at a price of $13.00 per share. The underwriters exercised their option to purchase 637,500 additional shares to cover over-allotments. The net proceeds of the offering were approximately $58,062,000, which will be used for general corporate purposes and to repay outstanding bank debt.

         EMPLOYEE STOCK PURCHASE PLAN. Upon completion of our public offering, the company adopted the 2000 Employee Stock Purchase Plan. Under the terms of this plan, a full time employee, who has been employed for at least three months, may purchase up to 10% of his or her base pay to purchase shares of the Company's common stock. The price of the stock is 85% of the last sale price on NASDAQ on the first or last day of the offering period. There are 600,000 shares available under this plan and no shares have been issued as of April 30, 2000.


         INVENTORIES. The composition of inventories at January 31 and April 30, 2000 is as follows:

                                       JANUARY 31,                 APRIL 30,
                                          2000                       2000
                                                  (In thousands)
          Work in process             $       709                $       446
          Finished goods                    1,103                      1,323
                                      -----------                -----------
                                      $     1,812                $     1,769
                                      ===========                ===========



                            Page 6 of 15 Total Pages

         EARNINGS PER SHARE. For the three month period ended April 30, 1999 and 2000, the computation of basic earnings per share is based on the weighted average number of outstanding common shares. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding. The shares used in the computations are as follows:

                                       THREE MONTHS ENDED
                                            APRIL 30,
                                      1999            2000
                                         (In thousands)

         Basic                       32,727         34,100
         Diluted                     33,534         36,420




                            Page 7 of 15 Total Pages

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         RESULTS OF OPERATIONS.

         Sales. Sales for the three month period ended April 30, 2000 increased by approximately $3,463,000 (65%), compared to the three month period ended April 30, 1999. The increase is attributable primarily to a higher volume of sales and deployments of our Signalware products worldwide. Sales to international customers represented 65% of our sales in the 2000 period compared to 72% of our sales in the 1999 period. Sales to our customers in the U.S. represented 35% in the 2000 period compared to 28% in the 1999 period.

         Cost of Sales. Cost of sales for the three month period ended April 30, 2000 increased by approximately $1,059,000 (56%) compared to the three month period ended April 30, 1999. The increase in the cost of sales primarily is attributable to an increase in materials costs of approximately $452,000, personnel-related costs by approximately $284,000, and depreciation and amortization by approximately $389,000 compared to the three month period ended April 30, 1999. Gross margins (expressed as a percentage of sales) for the three month period ended April 30, 2000 increased to approximately 67% from approximately 65% in the corresponding 1999 period.

         Research and Development Expenses. Research and development expenses for the three month period ended April 30, 2000 increased by approximately $661,000 (51%) compared to the three months ended April 30, 1999 due to the overall growth of research and development operations. The increase primarily was attributable to an increase in personnel-related costs of approximately $261,000 due to the increased compensation and the hiring of additional personnel. In addition, materials costs related to research and development activities increased by approximately $307,000.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three month period ended April 30, 2000 increased by approximately $883,000 (52%) compared to the three months ended April 30, 1999. The increase is due primarily to the growth and expansion of activities in sales, marketing and administration. Personnel-related costs increased by approximately $304,000, which primarily was due to the expansion of our marketing and sales department. In addition, legal and consulting fees increased by approximately $143,000 due to matters related to the expansion of our international operations.

         Interest and other income (expense), net. Interest and other income, net for the three month period ended April 30, 2000 increased approximately $282,000 as compared to the 1999 period. The increase was primarily a result of increased interest income of approximately $253,000 resulting from the additional funds raised in the Company's initial public offering.

         Income Tax Provision. Provision for income taxes for the three month period ended April 30, 2000 increased by $432,000 (277%) compared to the three months ended April 30, 1999 due to increased pre-tax income. The overall


                            Page 8 of 15 Total Pages
effective tax rate was approximately 38% in both the three month periods ended April 30, 2000 and 1999.

         Net Income. Net income, after taxes, for the three month period ended April 30, 2000 increased by approximately $710,000 (283%), compared to the three months ended April 30, 1999, primarily as a result of the factors described above. Net income, after taxes, as a percentage of sales increased to approximately 11% in the three month period ended April 30, 2000 from approximately 5% in the three month period ended April 30, 1999.

         LIQUIDITY AND CAPITAL RESOURCES. The Company had working capital at April 30, 2000 and January 31, 2000 of approximately $59,932,000 and $742,000, respectively.

         Operations for the three months ended April 30, 2000 and 1999, after adding back non-cash items, provided cash of approximately $1,541,000 and $508,000, respectively. Other changes in operating assets and liabilities provided cash of approximately $580,000 in the 2000 period and used cash of approximately $853,000 in the 1999 period.

         Investment activities for the three month periods ended April 30, 2000 and 1999 used cash of approximately $19,828,000 and $1,577,000, respectively. These amounts included (i) additions of property and equipment in the three month periods ended April 30, 2000 and 1999 of approximately, $400,000 and $825,000, respectively; (ii) purchase of short term investments in the three months ended April 30, 2000 of approximately $19,428,000; and (iii) capitalization of software costs of approximately $752,000 in the three months ended April 30, 1999.

         Financing activities for the three months ended April 30, 2000 and 1999 provided cash of approximately $58,039,000 and $561,000, respectively. These amounts included (i) $58,062,000 of net proceeds from the issuance of common stock in connection with the Company's initial public offering in the 2000 period; (ii) repayments to related parties of approximately $23,000 in the three months ended April 30, 2000 and (iii) proceeds from related parties of $561,000 in the three months ended April 30, 1999.

         The Company may pursue acquisitions of businesses, products or technologies in the future to expand the business and the products we offer. Any material acquisition could result in a decrease in working capital depending upon the amount, timing and nature of the consideration paid.

         The Company has a term loan with a bank that bears interest at LIBOR plus .35%. The loan is due in July 2001 and we expect to repay the loan in June, 2000.



         CERTAIN TRENDS AND UNCERTAINTIES. The Company has benefited from the expansion of its business due to rapid growth of the wireless and Internet industries as well as the introduction of new services by traditional service providers and new competitive service providers. The Company intends to continue to make significant investments in the expansion of its business, and to examine


                            Page 9 of 15 Total Pages
opportunities for additional growth through acquisitions and strategic investments. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and other acquisition-related expenses. The impact of these decisions on future profitability cannot be predicted with assurance, and the Company's commitment to growth may increase its vulnerability to unforeseen downturns in its markets, technology changes and shifts in competitive conditions. The Company believes that significant opportunities exist in the market for its main product line, however, and that continued strong investment in its technical product development and marketing and sales capabilities will enhance its opportunities for long term growth and profitability.

         The telecommunications industry is subject to rapid technological change. The introduction of new technologies in the telecommunications market and new alternatives for the delivery of services are having, and can be expected to continue to have, a profound effect on competitive conditions in the market and the success of market participants, including the Company. The Company's revenue stream will depend on its ability to correctly anticipate technological trends, to react quickly and effectively to such trends and to enhance its existing products and to introduce new products on a timely and cost-effective basis.

         The Company's products are dependent upon their operability to new hardware and operating systems of other companies. Any modifications to our software needed to adapt to these hardware and operating system changes may prove to be costly, time-consuming and may not be successful. Undetected defects could result in lost sales, adverse publicity and other claims against the Company. In addition, the Company's ability to grow and enhance our products may be limited due to the intense competition for new hires in the technology fields. The Company has increased its expenditures in the areas of sales and marketing and research and development during recent periods. The Company believes that these expenditures are necessary to enhance our products in order to remain competitive and enhance our future growth and presence in the market.

         The Company is dependent on the sale of its Signalware product line. All of our products are designed to support signaling system #7. If future networks do not utilize this system and we are unable to adapt our products to work with the appropriate system protocols, our products will become less competitive or obsolete. A reduction in the demand for these products could affect adversely our business and operating results. We are expanding our product line with the development of a new line of service products called Nexworx. The success of this product line is dependent primarily upon the development of a market for these types of products and their acceptance by existing and new customers. If a market for Nexworx or other product lines does not develop or we are not successful in marketing these new product lines, our continued growth could be adversely affected and our investment in these products may be lost.

         Historically, a limited number of customers have contributed a significant percentage of the Company's revenues, with five customers accounting for approximately 64% of our revenues for the fiscal year 1999. We anticipate that our operating results in any given period will continue to depend significantly upon revenues from a small number of customers. The loss of any of these customers could have a materially adverse effect on our business. In order to increase our revenues, we will need to attract additional customers on an


                            Page 10 of 15 Total Pages
ongoing basis. In addition, since our products have long sales cycles that typically range from six to twelve months, our ability to forecast the timing and amount for specific sales is limited. The loss or deferral of one or more significant sales could have a materially adverse effect on our operating results in any fiscal quarter, especially if there are significant sales and marketing expenses associated with the deferred or lost sales.

          Our software products are primarily sold to equipment manufacturers and application developers, who integrate our products with their products and sell them to service providers. The success of our business and operating results are dependent upon our channel and marketing relationships with these manufacturers and developers and the successful development and deployment of their products. If we cannot successfully establish channel and marketing relationships with leading equipment manufacturers and application developers or maintain these relationships on favorable terms, our business and operating results may suffer.

         Because the Company relies on a limited number of independent manufacturers to produce boards for our products, if these manufacturers experience financial, operational or other difficulties, we may experience disruptions to our product supply. The Company may not be able to find alternate manufacturers that meet our requirements and existing or alternative sources for boards may not continue to be available at favorable prices. The Company also relies on a limited number of suppliers for its board components and we do not have any long term supply agreements. Thus, if there is a shortage of supply for these components, we may experience an interruption in our product supply.

         The Company operates in an industry characterized by the existence of a large number of patents and frequent allegations of patent infringement. As the number of communications network products increases and the functionality of these product overlaps, we believe that we may become increasingly subject to allegations of infringement. Defending and resolving infringement allegations against the Company could be time consuming and expensive, result in a substantial diversion of management resources, cause product delays or force us to enter into unfavorable license agreements. We have agreed to indemnify some of our customers should it be determined that our product infringes on the proprietary rights of third parties. Litigation resulting on behalf of our customers may be costly and may require us to obtain licenses, which, if not obtained, could result in customers being prohibited from using our products.

         Our success depends in part upon our proprietary technology. It is possible that our proprietary software code has in the past and will be in the future copied or used inappropriately. Policing the unauthorized use of our products is difficult and litigation may be required in the future to enforce our intellectual property rights. In addition, the laws of some foreign countries do not protect our proprietary rights in our products to the same extent, as do the laws in the U.S. We cannot be sure that we will be successful in protecting our proprietary software and litigation may be time consuming, expensive and cause diversion of management resources.

         The trading price of the Company's shares may be affected by the factors noted above as well as prevailing economic and financial trends and conditions in the public securities markets. Share prices of companies in


                            Page 11 of 15 Total Pages
technology businesses, and particularly smaller sized publicly traded companies such as the Company, tend to exhibit a high degree of volatility. Shortfalls in revenues or earnings from the levels anticipated by the public markets could have an immediate and significant effect on the trading price of the Company's shares in any given period. Such shortfalls may result from events that are beyond the Company's immediate control and can be unpredictable. These factors may contribute to the volatility of the trading value of its shares regardless of the Company's long-term prospects. The trading price of the Company's shares also may be affected by developments, including reported financial results and fluctuations in trading prices of the shares of other publicly-held companies in the telecommunications industry in general, and the Company's industry in particular, which may not have any direct relationship with the Company's business or prospects.


         FORWARD-LOOKING STATEMENTS. From time to time, the Company makes forward-looking statements. Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto.

         The Company may include forward-looking statements in its periodic reports to the Securities and Exchange Commission on Forms 10-K, 10-Q, and 8-K, in its annual report to shareholders, in its proxy statements, in its press releases, in other written materials, and in statements made by employees to analysts, investors, representatives of the media, and others.

         By their very nature, forward-looking statements are subject to uncertainties, both general and specific, and risks exist that predictions, forecasts, projections and other forward-looking statements will not be achieved. Actual results may differ materially due to a variety of factors, including without limitation those discussed under "Certain Trends and Uncertainties" and elsewhere in this report. Investors and others should carefully consider these and other uncertainties and events, whether or not the statements are described as forward-looking.

         Forward-looking statements made by the Company are intended to apply only at the time they are made, unless explicitly stated to the contrary. Moreover, whether or not stated in connection with a forward-looking statement, the Company undertakes no obligation to correct or update a forward-looking statement should the Company later become aware that it is not likely to be achieved. If the Company were in any particular instance to update or correct a forward-looking statement, investors and others should not conclude that the Company will make additional updates or corrections thereafter.


                            Page 12 of 15 Total Pages

                                     PART II

                                Other Information
                                -----------------


ITEM 6. Exhibits and Reports on Form 8-K.
        --------------------------------

(a)        Exhibit Index.
           -------------

           Item
           Number          Exhibit                              Page
           ------          -------                              ----

               11.         Statement re computation of
                           per share earnings.                    15

               27.         Financial data schedule        Filed electronically


(b)        Reports on Form 8-K.
           -------------------

           None


                            Page 13 of 15 Total Pages

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ULTICOM, INC.


Dated:    June 14, 2000                  /S/ Shawn Osborne
                                         -------------------------------------
                                         Shawn Osborne
                                         President and Chief Executive Officer


Dated:    June 14, 2000                  /S/ David Kreinberg
                                         -------------------------------------
                                         David Kreinberg
                                         Chief Financial Officer




                            Page 14 of 15 Total Pages