Form 10-Q
period 2000-07-31
ULTICOM INC
filed 2000-09-08
CIK 1103184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-30121


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

                          [X] Yes           [ ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

               The number of shares of Common Stock, no par value, outstanding as of September 5, 2000 was 37,627,590


                            Page 1 of 17 Total Pages



37994.0009

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                                                                          Page
                                                                          ----
    1.            Condensed Consolidated Balance Sheets as
                  of January 31, 2000 and July 31, 2000 (unaudited)        3

    2.            Condensed Consolidated Statements of Income
                  for the Three and Six Month Periods
                  Ended July 31, 1999 and 2000 (unaudited)                 4

    3.            Condensed Consolidated Statements of Cash
                  Flows for the Six Month Periods Ended
                  July 31, 1999 and 2000 (unaudited)                       5

    4.            Notes to Condensed Consolidated Financial
                  Statements                                               6


ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                              8

                          ULTICOM, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS
                                                                                             JANUARY 31,             JULY 31,
                                                                                                2000*                  2000
                                                                                                                    (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                            $         6,299           $      67,460
   Accounts receivable, net                                                                       3,162                   5,027
   Due from related parties                                                                       1,009                     182
   Inventories                                                                                    1,812                   1,563
   Prepaid expenses and other current assets                                                        740                     398
                                                                                        ---------------           -------------
TOTAL CURRENT ASSETS                                                                             13,022                  74,630
PROPERTY AND EQUIPMENT, net                                                                       3,190                   3,766
OTHER ASSETS                                                                                      1,152                   1,060
                                                                                        ---------------           -------------
TOTAL ASSETS                                                                            $        17,364           $      79,456
                                                                                        ===============           =============

----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                $         4,225           $       6,729
   Deferred revenue                                                                               7,438                   9,715
   Due to related parties                                                                           617                     963
                                                                                        ---------------           -------------
TOTAL CURRENT LIABILITIES                                                                        12,280                  17,407
                                                                                        ---------------           -------------

LONG-TERM LIABILITIES:
   Note payable, bank                                                                             3,800                       -
     Other liabilities                                                                              164                     164
                                                                                        ---------------           -------------
TOTAL LONG-TERM LIABILITIES                                                                       3,964                     164
                                                                                        ---------------           -------------


STOCKHOLDERS' EQUITY:
   Common stock, no par value -
      authorized, 200,000,000 shares;
     issued and outstanding,  32,727,000 and 37,627,590 shares                                        -                       -
   Additional paid-in capital                                                                        10                  58,098
   Retained earnings                                                                              1,110                   3,787
                                                                                        ---------------           -------------
TOTAL STOCKHOLDERS' EQUITY                                                                        1,120                  61,885
                                                                                        ---------------           -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $        17,364           $      79,456
                                                                                        ===============           =============


 *The Condensed Consolidated Balance Sheet as of January 31, 2000 has been summarized from the Company's audited Balance Sheet as of that date. The accompanying notes are an integral part of these financial statements.

                          ULTICOM, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              SIX MONTHS ENDED                          THREE MONTHS ENDED
                                                         JULY 31,            JULY 31,                 JULY 31,       JULY 31,
                                                           1999               2000                     1999            2000
                                                           ----               ----                     ----            ----
Sales                                                    $  11,432            $  19,417             $  6,069           $  10,591
Cost of sales                                                3,964                6,443                2,076               3,496
                                                         ---------            ---------             --------           ---------
Gross profit                                                 7,468               12,974                3,993               7,095

Operating expenses:
      Research and development                               2,704                4,285                1,405               2,325
      Selling, general and administrative                    3,662                5,636                1,959               3,050
                                                         ---------            ---------             --------           ---------
      Income from operations                                 1,102                3,053                  629               1,720

      Interest and other income (expense), net                (109)               1,263                  (43)              1,047
                                                         ---------            ---------             --------           ---------

Income before income tax provision                             993                4,316                  586               2,767
Income tax provision                                           381                1,639                  225               1,051
                                                         ---------            ---------             --------           ---------

Net income                                               $     612             $  2,677             $    361           $   1,716
                                                         =========            =========             ========           =========

Earnings per share:
      Basic                                              $    0.02            $    0.07             $   0.01           $    0.05
                                                         =========            =========             ========           =========
      Diluted                                            $    0.02            $    0.07             $   0.01           $    0.04
                                                         =========            =========             ========           =========








   The accompanying notes are an integral part of these financial statements.

                          ULTICOM, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                        SIX MONTHS ENDED
                                                                                                JULY 31,               JULY 31,
                                                                                                  1999                   2000
                                                                                                  ----                   ----
Cash flows from operating activities:
      Net cash from operations after adjustment for non-cash items                            $   1,189             $   3,837
      Changes in assets and liabilities:
           Accounts receivable                                                                     (652)               (1,865)
     Due from related parties                                                                       944                   827
     Inventories                                                                                   (799)                  249
           Prepaid expenses and other current assets                                                (40)                  342
           Other assets                                                                              (3)                  (34)
           Accounts payable and accrued expenses                                                  1,236                 2,504
           Deferred revenue                                                                        (358)                2,277
                                                                                             ----------             ---------

Net cash provided by operating activities                                                         1,517                 8,137
                                                                                             ----------             ---------

Cash flows from investing activities:
      Purchases of property and equipment                                                        (2,141)               (1,476)
      Capitalization of software development costs                                                 (765)                 (134)
                                                                                             ----------             ---------
Net cash (used in) investing activities                                                          (2,906)               (1,610)
                                                                                             ----------             ---------

Cash flows from financing activities:
      Net proceeds from the sale of common stock                                                      -                58,088
      Due to related parties                                                                        510                   346
      Repayment of bank debt                                                                          -                (3,800)
                                                                                             ----------             ---------
Net cash provided by financing activities                                                           510                54,634
                                                                                             ----------             ---------

Net increase (decrease) in cash and cash equivalents                                               (879)               61,161
Cash and cash equivalents, beginning of period                                                    2,544                 6,299
                                                                                             ----------             ---------
Cash and cash equivalents, end of period                                                     $    1,665             $  67,460
                                                                                             ==========             =========




   The accompanying notes are an integral part of these financial statements.

                          ULTICOM, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                     BASIS OF PRESENTATION. The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the annual period ended January 31, 2000. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three and six month periods ended July 31, 2000 are not necessarily indicative of the results to be expected for the full year.

                     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Ulticom, Inc. and its wholly owned subsidiary (the "Company"). All material intercompany balances and transactions have been eliminated.

                     INITIAL PUBLIC OFFERING. On April 5, 2000, the Company issued 4,250,000 shares of common stock to the public at a price of $13.00 per share. The underwriters exercised their option to purchase 637,500 additional shares to cover over-allotments. The net proceeds of the offering were approximately $58,062,000, which is being used for general corporate purposes and to repay outstanding bank debt.

                     EMPLOYEE STOCK PURCHASE PLAN. Upon completion of our initial public offering, the Company adopted the 2000 Employee Stock Purchase Plan. Under the terms of this plan, a regular employee, who has been employed for at least three months, may purchase up to 10% of his or her base pay to purchase shares of the Company's common stock. The price of the stock is 85% of the lower of the last sale price on the NASDAQ on the first or last day of the offering period. There are 600,000 shares available under this plan and no shares have been issued as of July 31, 2000.

                     INVENTORIES. The composition of inventories at January 31 and July 31, 2000 is as follows:

                                     JANUARY 31,                      JULY 31,
                                        2000                            2000
                                                    (In thousands)

         Work in process            $         709                   $      557
         Finished goods                     1,103                        1,006
                                    -------------                   ----------
                                    $       1,812                   $    1,563
                                    =============                   ==========

                     EARNINGS PER SHARE. For the three and six month periods ended July 31, 1999 and 2000, the computation of basic earnings per share is based on the weighted average number of outstanding common shares. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding. The shares used in the computations are as follows:


                     SIX MONTHS ENDED                     THREE MONTHS ENDED
                          JULY 31,                              JULY 31,
                  1999           2000                    1999            2000
                  ----           ----                    ----            ----
                                        (In thousands)

   Basic         32,727         35,886                  32,727         37,614
   Diluted       33,579         38,743                  33,615         40,721


                     RECENT ACCOUNTING PRONOUNCEMENTS. In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Management does not expect the adoption of SAB 101 to have a material effect on the Company's operations or financial position. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2000.

ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.

           RESULTS OF OPERATIONS.

                     Sales. Sales for the six month and three month periods ended July 31, 2000 increased by approximately $7,985,000 (70%) and $4,522,000 (75%) respectively, from 1999. The increase is attributable primarily to a higher volume of sales and deployments of our Signalware products worldwide, especially to customers who provide wireless communication services or who sell products enabling the convergence of voice data networks. Sales to international customers represented 67% and 69% of our sales in the six and three month periods ended July 31, 2000 compared to 67% and 63% respectively, of our sales in the corresponding 1999 periods. Sales to our customers in the U.S. represented 33% and 31% respectively, in the six and three month periods ended July 31, 2000 compared to 33% and 37% in the corresponding 1999 periods.

                     Cost of Sales. Cost of sales for the six month and three month periods ended July 31, 2000 increased by approximately $2,479,000 (63%) and $1,420,000 (68%), respectively, compared to the corresponding periods in 1999. Material costs increased by approximately $899,000 and $447,000 for the six and three month periods ended July 31, 2000, respectively. In addition, personnel-related costs increased by approximately $905,000 and $653,000 for the six and three month periods ended July 31, 2000. Depreciation and amortization costs increased by approximately $583,000 and $200,000, respectively, for the six and three month periods ended July 31, 2000. Gross margins (expressed as a percentage of sales) for each of the six month and three month periods ended July 31, 2000 increased to approximately 67% from approximately 65% and 66%, respectively, in the corresponding 1999 periods.

                     Research and Development Expenses. Research and development expenses for the six month and three month periods ended July 31, 2000 increased by approximately $1,581,000 (58%) and $920,000 (65%), respectively, compared to the corresponding periods in 1999 due to the overall growth of research and development operations. The increase was primarily attributable to an increase in personnel-related costs for the six and three month periods ended July 31, 2000 of approximately $786,000 and $524,000 respectively, due to the increased compensation and the hiring of additional personnel. In addition, materials costs related to research and development activities increased by approximately $668,000 and $360,000, respectively, for the six and three month periods ended July 31, 2000.

                     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six month and three month periods ended July 31, 2000 increased by approximately $1,974,000 (54%) and $1,091,000 (56%), respectively, compared to the corresponding periods in 1999. The increase is due primarily to the growth and expansion of activities in sales, marketing and administration. Personnel-related costs increased by approximately $862,000 and $558,000, respectively, for the six and three month periods ended July 31, 2000 which primarily was due to the expansion of our marketing and sales department. Legal and consulting fees increased by approximately $210,000 and $68,000, respectively, for the six and three month periods ended July 31, 2000 due to matters related to the expansion of our international operations. Marketing costs increased by approximately $123,000 and $86,000, respectively, for the six and three month periods ended July 31, 2000 due to the increased activity in advertising and tradeshows.

                     Interest and other income (expense), net. Interest and other income (expense), net, for the six month and three month periods ended July 31, 2000 increased approximately $1,372,000 and $1,090,000, respectively, as compared to the 1999 periods. The increase was primarily a result of increased interest income of approximately $1,377,000 and $1,101,000, respectively, for the six and three month periods ended July 31, 2000 resulting from the additional funds raised in the Company's initial public offering.

                     Income Tax Provision. Provision for income taxes for the six month and three month periods ended July 31, 2000 increased by $1,258,000 (330%) and $826,000 (367%), respectively, compared to the corresponding periods in 1999 due to increased pre-tax income. The overall effective tax rate was approximately 38% in each of the six month and three month periods ended July 31, 2000 and 1999.

                     Net Income. Net income for the six month and three month periods ended July 31, 2000 increased by approximately $2,065,000 (337%) and $1,355,000 (375%) , respectively, compared to the corresponding periods in 1999, primarily as a result of the factors described above. Net income as a percentage of sales increased to approximately 14% and 16%, respectively, in the six month and three month periods ended July 31, 2000 from approximately 5% and 6%, respectively, in the six month and three month periods ended July 31, 1999.

           LIQUIDITY AND CAPITAL RESOURCES. The Company had working capital at July 31, 2000 of approximately $57,223,000. At July 31, 2000, the company had cash and cash equivalents of approximately $67,460,000.

           Operations for the six months ended July 31, 2000 and 1999, after adding back non-cash items, provided cash of approximately $3,837,000 and $1,189,000, respectively. Other changes in operating assets and liabilities provided cash of approximately $4,300,000 and $328,000 for the six months ended July 31, 2000 and 1999, respectively.

           Investment activities for the six month periods ended July 31, 2000 and 1999 used cash of approximately $1,610,000 and $2,906,000, respectively. These amounts include additions of property and equipment in the six month periods ended July 31, 2000 and 1999 of approximately, $1,476,000 and $2,141,000, respectively and capitalization of software costs of approximately $134,000 and $765,000 in the six month periods ended July 31, 2000 and 1999, respectively.

           Financing activities for the six months ended July 31, 2000 and 1999 provided cash of approximately $54,634,000 and $510,000, respectively. These amounts included (i) $58,062,000 of net proceeds from the issuance of common stock in connection with the Company's initial public offering in the 2000 period; (ii) proceeds from the exercise of stock options in the amount of $26,000 in the 2000 period; (iii) proceeds from related parties of $346,000 and $510,000, respectively, in the six months ended July 31, 2000 and 1999 and (iv) the repayment of bank debt of $3,800,000 in the six months ended July 31, 2000.

           The Company may pursue acquisitions of businesses, products or technologies in the future to expand the business and the products we offer. Any material acquisition could result in a decrease in working capital depending upon the amount, timing and nature of the consideration paid.

           CERTAIN TRENDS AND UNCERTAINTIES. The Company has benefited from the expansion of its business due to rapid growth of the wireless and Internet industries as well as the introduction of new services by traditional service providers and new competitive service providers. The Company intends to continue to make significant investments in the expansion of its business, and to examine opportunities for additional growth through acquisitions and strategic investments. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and other acquisition-related expenses. The impact of these decisions on future profitability cannot be predicted with assurance, and the Company's commitment to growth may increase its vulnerability to unforeseen downturns in its markets, technology changes and shifts in competitive conditions. The Company believes that significant opportunities exist in the market for its main product line, however, and that continued strong investment in its technical product development and marketing and sales capabilities will enhance its opportunities for long term growth and profitability.

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

           Historically, a limited number of customers have contributed a significant percentage of the Company's revenues. We anticipate that our operating results in any given period will continue to depend significantly upon revenues from a small number of customers. The loss of any of these customers could have a materially adverse effect on our business. In order to increase our revenues, we will need to attract additional customers on an ongoing basis. In addition, since our products have long sales cycles that typically range from six to twelve months, our ability to forecast the timing and amount for specific sales is limited. The loss or deferral of one or more significant sales could have a materially adverse effect on our operating results in any fiscal quarter, especially if there are significant sales and marketing expenses associated with the deferred or lost sales.

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

           The trading price of the Company's shares may be affected by the factors noted above as well as prevailing economic and financial trends and conditions in the public securities markets. Share prices of companies in technology businesses, and particularly smaller sized publicly traded companies such as the Company, tend to exhibit a high degree of volatility. Shortfalls in revenues or earnings from the levels anticipated by the public markets could have an immediate and significant effect on the trading price of the Company's shares in any given period. Such shortfalls may result from events that are beyond the Company's immediate control and can be unpredictable. These factors may contribute to the volatility of the trading value of its shares regardless of the Company's long-term prospects. The trading price of the Company's shares also may be affected by developments, including reported financial results and fluctuations in trading prices of the shares of other publicly-held companies in the telecommunications industry in general, and the Company's industry in particular, which may not have any direct relationship with the Company's business or prospects.

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

           By their very nature, forward-looking statements are subject to uncertainties, both general and specific, and risks exist that predictions, forecasts, projections and other forward-looking statements will not be achieved. Actual results may differ materially due to a variety of factors including, without limitation those discussed under "Certain Trends and Uncertainties" and elsewhere in this report. Investors and others should carefully consider these factors and other uncertainties and events, whether or not the statements are described as forward-looking.

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

                                     PART II

                                Other Information
                                -----------------


ITEM 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

(a)          Exhibit Index.
             -------------

             Item
             Number            Exhibit                              Page
             ------            -------                              ----

               11(a)         Statement re computation of
                             per share earnings for the
                             three months ended July 31, 1999
                             and July 31, 2000.                      16


               11(b)         Statement re computation of
                             per share earnings for the
                             six months ended July 31, 1999
                             and July 31, 2000.                      17


               27.           Financial data schedule        Filed electronically



(b)          Reports on Form 8-K.
             -------------------

             None

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ULTICOM, INC.

Dated:  September 7, 2000               /s/ Shawn Osborne
                                        ----------------------------------------
                                        Shawn Osborne
                                        President and Chief Executive Officer



Dated:  September 7, 2000               /s/ David Kreinberg
                                        ----------------------------------------
                                        David Kreinberg
                                        Chief Financial Officer

                                 EXHIBIT INDEX


       Item
       Number            Exhibit                              Page
       ------            -------                              ----

         11(a)         Statement re computation of
                       per share earnings for the
                       three months ended July 31, 1999
                       and July 31, 2000.                      16


         11(b)         Statement re computation of
                       per share earnings for the
                       six months ended July 31, 1999
                       and July 31, 2000.                      17


         27.           Financial data schedule        Filed electronically