Form 10-Q
period 2000-10-31
ULTICOM INC
filed 2000-12-14
CIK 1103184

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended October 31, 2000

                                       or

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

                                [ X ] Yes [ ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

               The number of shares of Common Stock, no par value,
                Outstanding as of December 5, 2000 was 40,510,965

                            Page 1 of 16 Total Pages

                                     PART I


                              FINANCIAL INFORMATION

ITEM 1. Financial Statements.

                                                                           Page
                                                                           ----

    1.          Condensed Consolidated Balance Sheets as
                of January 31, 2000 and October 31, 2000 (unaudited)         3

    2.          Condensed Consolidated Statements of Income
                for the Three and Nine Month Periods
                Ended October 31, 1999 and 2000 (unaudited)                  4

    3.          Condensed Consolidated Statements of Cash
                Flows for the Nine Month Periods Ended
                October 31, 1999 and 2000 (unaudited)                        5

    4.          Notes to Condensed Consolidated Financial
                Statements                                                   6


ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.                       8




                            Page 2 of 16 Total Pages

                          ULTICOM, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS
------
                                                                   JANUARY 31, OCTOBER 31,
                                                                     2000*        2000
                                                                               (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                       $  6,299     $197,692
   Short-term investments                                                 -       11,233
   Accounts receivable, net                                           3,162        7,053
   Due from related parties                                           1,009          243
   Inventories                                                        1,812        1,636
   Prepaid expenses and other current assets                            740          780
                                                                   --------     --------
TOTAL CURRENT ASSETS                                                 13,022      218,637
PROPERTY AND EQUIPMENT, net                                           3,190        4,006
OTHER ASSETS                                                          1,152          572
                                                                   --------     --------
TOTAL ASSETS                                                       $ 17,364     $223,215
                                                                   ========     ========

----------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                           $  4,225     $  9,028
   Deferred revenue                                                   7,438       10,797
   Due to related parties                                               617        1,346
                                                                   --------     --------
TOTAL CURRENT LIABILITIES                                            12,280       21,171
                                                                   --------     --------

LONG-TERM LIABILITIES:
   Note payable, bank                                                 3,800            -
   Other liabilities                                                    164          164
                                                                   --------     --------
TOTAL LONG-TERM LIABILITIES                                           3,964          164
                                                                   --------     --------

STOCKHOLDERS' EQUITY:
   Common stock, no par value -
      authorized, 200,000,000 shares;
     issued and outstanding,  32,727,000 and 40,510,965 shares            -            -
Additional paid-in capital                                               10      195,787
   Retained earnings                                                  1,110        6,093
                                                                   --------     --------
TOTAL STOCKHOLDERS' EQUITY                                            1,120      201,880
                                                                   --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 17,364     $223,215
                                                                   ========     ========


*The Condensed Consolidated Balance Sheet as of January 31, 2000 has been summarized from the Company's audited Balance Sheet as of that date. The accompanying notes are an integral part of these financial statements.



                            Page 3 of 16 Total Pages

                          ULTICOM, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       NINE MONTHS ENDED                   THREE MONTHS ENDED
                                                  OCTOBER 31,      OCTOBER 31,         OCTOBER 31,      OCTOBER 31,
                                                     1999             2000                1999             2000
Sales                                             $ 18,224           $ 32,240          $  6,792           $ 12,823
Cost of sales                                        6,311             10,608             2,347              4,165
                                                  --------           --------          --------           --------
Gross profit                                        11,913             21,632             4,445              8,658

Operating expenses:
Research and development                             4,263              7,110             1,559              2,825
Selling, general and administrative                  5,821              9,175             2,159              3,539
                                                  --------           --------          --------           --------
Income from operations                               1,829              5,347               727              2,294

Interest and other income (expense), net              (179)             2,687               (70)             1,424
                                                  --------           --------          --------           --------


Income before income tax provision                   1,650              8,034               657              3,718
Income tax provision                                   628              3,051               247              1,412
                                                  --------           --------          --------           --------

Net income                                        $  1,022           $  4,983          $    410           $  2,306
                                                  ========           ========          ========           ========

Earnings per share:
Basic                                             $   0.03           $   0.14          $   0.01           $   0.06
                                                  ========           ========          ========           ========
Diluted                                           $   0.03           $   0.13          $   0.01           $   0.06
                                                  ========           ========          ========           ========


The accompanying notes are an integral part of these financial statements.



                            Page 4 of 16 Total Pages


                          ULTICOM, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)
                                                                                  NINE MONTHS ENDED
                                                                           OCTOBER 31,         OCTOBER 31,
                                                                              1999                2000
Cash flows from operating activities:
     Net cash from operations after adjustment for non-cash items          $   1,934           $   7,225
     Changes in assets and liabilities:
     Accounts receivable                                                      (1,365)             (3,891)
     Due from related parties                                                    481                 766
     Inventories                                                                (827)                176
     Prepaid expenses and other current assets                                  (100)                (40)
     Other assets                                                                (56)                (35)
     Accounts payable and accrued expenses                                     1,139               4,803
     Deferred revenue                                                          1,665               3,359
                                                                           ---------           ---------
Net cash provided by operating activities                                      2,871              12,363
                                                                           ---------           ---------

Cash flows from investing activities:
     Purchases of property and equipment                                      (2,363)             (2,443)
     Purchases of investments                                                      -             (11,233)
     Capitalization of software development costs                             (1,165)                  -
                                                                           ---------           ---------
Net cash (used in) investing activities                                       (3,528)            (13,676)
                                                                           ---------           ---------

Cash flows from financing activities:
     Net proceeds from the sale of common stock                                    -             195,777
     Due to related parties                                                      687                 729
     Repayment of bank debt                                                        -              (3,800)
                                                                           ---------           ---------
Net cash provided by financing activities                                        687             192,706
                                                                           ---------           ---------

Net increase in cash and cash equivalents                                         30             191,393
Cash and cash equivalents, beginning of period                                 2,544               6,299
                                                                           ---------           ---------
Cash and cash equivalents, end of period                                   $   2,574           $ 197,692
                                                                           =========           =========



The accompanying notes are an integral part of these financial statements.


                            Page 5 of 16 Total Pages

                          ULTICOM, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



                  BASIS OF PRESENTATION. The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the annual period ended January 31, 2000. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three and nine month periods ended October 31, 2000 are not necessarily indicative of the results to be expected for the full year.

                  PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Ulticom, Inc. and its wholly owned subsidiary (the "Company"). All material intercompany balances and transactions have been eliminated.

                  PUBLIC OFFERINGS. On April 5, 2000, the Company issued 4,250,000 shares of common stock to the public at a price of $13.00 per share. The underwriters exercised their option to purchase 637,500 additional shares to cover over-allotments. The net proceeds of the offering were approximately $58,062,000. On October 17, 2000 the company issued an additional 2,843,375 shares of common stock in a secondary offering to the public at a price of $50.00 per share. The net proceeds of the secondary offering were approximately $137,169,000. The proceeds from these offerings are being used for general corporate purposes and to repay outstanding bank debt.

                  EMPLOYEE STOCK PURCHASE PLAN. Upon completion of our initial public offering, in April 2000 the Company adopted the 2000 Employee Stock Purchase Plan. Under the terms of this plan, a regular employee, who has been employed for at least three months, may purchase up to 10% of his or her base pay to purchase shares of the Company's common stock. The price of the stock is 85% of the lower of the last sale price on the NASDAQ on the first or last day of the offering period. There are 600,000 shares available under this plan and no shares have been issued as of October 31, 2000.

                  INVENTORIES. The composition of inventories at January 31 and October 31, 2000 is as follows:

                                      JANUARY 31,                OCTOBER 31,
                                         2000                       2000
                                                  (In thousands)
                  Work in process     $       709                $       693
                  Finished goods            1,103                        943
                                      -----------                -----------
                                      $     1,812                $     1,636
                                      ===========                ===========




                            Page 6 of 16 Total Pages

                  EARNINGS PER SHARE. For the three and nine month periods ended October 31, 1999 and 2000, the computation of basic earnings per share is based on the weighted average number of outstanding common shares. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding. The shares used in the computations are as follows:


                                 NINE MONTHS ENDED         THREE MONTHS ENDED
                                    OCTOBER 31,                OCTOBER 31,
                                 1999         2000        1999            2000
                                               (In thousands)

                  Basic         32,727       36,622      32,727          38,071
                  Diluted       33,703       39,700      33,912          41,378



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



                            Page 7 of 16 Total Pages

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

         RESULTS OF OPERATIONS.

                  Sales. Sales for the nine month and three month periods ended October 31, 2000 increased by approximately $14,016,000 (77%) and $6,031,000 (89%) respectively, from 1999. The increase is attributable primarily to a higher volume of sales and deployments of our Signalware products worldwide, especially to customers who provide wireless communication services or who sell products enabling the convergence of voice data networks. Sales to international customers represented 67% of our sales for each of the nine and three month periods ended October 31, 2000 compared to 66% and 62%, respectively, of our sales in the corresponding 1999 periods. Sales to our customers in the U.S. represented 33% for each of the nine and three month periods ended October 31, 2000 compared to 34% and 38% in the corresponding 1999 periods.

                  Cost of Sales. Cost of sales for the nine month and three month periods ended October 31, 2000 increased by approximately $4,297,000 (68%) and $1,818,000 (77%), respectively, compared to the corresponding periods in 1999. Material costs increased by approximately $1,055,000 and $156,000 for the nine and three month periods ended October 31, 2000, respectively. In addition, personnel-related costs increased by approximately $1,805,000 and $868,000, respectively, for the nine and three month periods ended October 31, 2000. Depreciation and amortization costs increased by approximately $1,135,000 and $546,000, respectively, for the nine and three month periods ended October 31, 2000. Gross margins (expressed as a percentage of sales) for the nine month and three month periods ended October 31, 2000 increased to approximately 67% and 68%, respectively, from approximately 65% in each of the corresponding 1999 periods.

                  Research and Development Expenses. Research and development expenses for the nine month and three month periods ended October 31, 2000 increased by approximately $2,847,000 (67%) and $1,266,000 (81%), respectively, compared to the corresponding periods in 1999 due to the overall growth of research and development operations. The increase was primarily attributable to an increase in personnel-related costs for the nine and three month periods ended October 31, 2000 of approximately $1,789,000 and $1,003,000, respectively, due to the increased compensation and the hiring of additional personnel. In addition, materials costs related to research and development activities increased by approximately $798,000 and $130,000, respectively, for the nine and three month periods ended October 31, 2000.

                  Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine month and three month periods ended October 31, 2000 increased by approximately $3,354,000 (58%) and $1,380,000, (64%), respectively, compared to the corresponding periods in 1999. The increase is due primarily to the growth and expansion of activities in sales, marketing and administration. Personnel-related costs increased by approximately $1,424,000 and $562,000, respectively, for the nine and three month periods ended October 31, 2000 which primarily was due to the expansion of our marketing and sales department. Legal and consulting fees increased by approximately $260,000 and $50,000, respectively, for the nine and three month periods ended October 31, 2000 due to matters related to the expansion of our international


                            Page 8 of 16 Total Pages
operations. Marketing costs increased by approximately $199,000 and $68,000, respectively, for the nine and three month periods ended October 31, 2000 due to the increased activity in advertising and tradeshows. Travel and entertainment costs increased by approximately $295,000 and $92,000, respectively, for the nine and three month periods ended October 31, 2000 due to expansion of our sales department and selling activities.

                  Interest and other income (expense), net. Interest and other income (expense), net, for the nine month and three month periods ended October 31, 2000 increased by approximately $2,866,000 and $1,494,000, respectively, as compared to the 1999 periods. The increase was primarily a result of increased interest income of approximately $2,742,000 and $1,408,000, respectively, for the nine and three month periods ended October 31, 2000 resulting from the additional funds raised in the Company's stock offerings.

                  Income Tax Provision. Provision for income taxes for the nine month and three month periods ended October 31, 2000 increased by $2,423,000 (386%) and $1,165,000 (472%), respectively, compared to the corresponding periods in 1999 due to increased pre-tax income. The overall effective tax rate was approximately 38% in each of the nine month and three month periods ended October 31, 2000 and 1999.

                  Net Income. Net income for the nine month and three month periods ended October 31, 2000 increased by approximately $3,961,000 (388%) and $1,896,000 (462%), respectively, compared to the corresponding periods in 1999, primarily as a result of the factors described above. Net income as a percentage of sales increased to approximately 15% and 18%, respectively, in the nine month and three month periods ended October 31, 2000 from approximately 6% in each of the nine month and three month periods ended October 31, 1999.

         LIQUIDITY AND CAPITAL RESOURCES. The Company had working capital at October 31, 2000 of approximately $197,466,000. At October 31, 2000, the company had cash and cash equivalents of approximately $197,692,000.

         Operations for the nine months ended October 31, 2000 and 1999, after adding back non-cash items, provided cash of approximately $7,225,000 and $1,934,000, respectively. Other changes in operating assets and liabilities provided cash of approximately $5,138,000 and $937,000 for the nine months ended October 31, 2000 and 1999, respectively.

         Investment activities for the nine month periods ended October 31, 2000 and 1999 used cash of approximately $13,676,000 and $3,528,000, respectively. These amounts include additions of property and equipment in the nine month periods ended October 31, 2000 and 1999 of approximately $2,443,000 and $2,363,000, respectively, capitalization of software costs of approximately $1,165,000 in the nine month period ended October 31, 1999 and purchases of short-term investments of $11,233,000 in nine months ended October 31, 2000.

         Financing activities for the nine months ended October 31, 2000 and 1999 provided cash of approximately $192,706,000 and $687,000, respectively. These amounts included (i) $195,231,000 of net proceeds from the issuance of common stock in connection with the Company's stock offerings in the 2000 period; (ii) proceeds from the exercise of stock options in the amount of $546,000 in the 2000 period; (iii) proceeds from related parties of


                            Page 9 of 16 Total Pages
approximately $729,000 and $687,000, respectively, in the nine months ended October 31, 2000 and 1999 and (iv) the repayment of bank debt of $3,800,000 in the nine months ended October 31, 2000.

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

         The Company is dependent on the sale of its Signalware product line. All of our products are designed to support signaling system #7. If future networks do not utilize this system and we are unable to adapt our products to work with the appropriate system protocols, our products will become less competitive or obsolete. A reduction in the demand for these products could affect adversely our business and operating results. We are expanding our product line with the development of a new line of service products called Nexworx. The success of this product line is dependent primarily upon the


                            Page 10 of 16 Total Pages
development of a market for these types of products and their acceptance by existing and new customers. If a market for Nexworx or other product lines does not develop or we are not successful in marketing these new product lines, our continued growth could be adversely affected and our investment in these products may be lost.

         Historically, a limited number of customers have contributed a significant percentage of the Company's revenues. We anticipate that our operating results in any given period will continue to depend significantly upon revenues from a small number of customers. The loss of any of these customers could have a materially adverse effect on our business. In order to increase our revenues, we will need to attract additional customers on an ongoing basis. In addition, since our products have long sales cycles that typically range from nine to twelve months, our ability to forecast the timing and amount for specific sales is limited. The loss or deferral of one or more significant sales could have a materially adverse effect on our operating results in any fiscal quarter, especially if there are significant sales and marketing expenses associated with the deferred or lost sales.

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

         Our success depends in part upon our proprietary technology. It is possible that our proprietary software code has in the past and will be in the future copied or used inappropriately. Policing the unauthorized use of our products is difficult and litigation may be required in the future to enforce


                            Page 11 of 16 Total Pages
our intellectual property rights. In addition, the laws of some foreign countries do not protect our proprietary rights in our products to the same extent, as do the laws in the U.S. We cannot be sure that we will be successful in protecting our proprietary software and litigation may be time consuming, expensive and cause diversion of management resources.

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




                            Page 12 of 16 Total Pages

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





                            Page 13 of 16 Total Pages

                                   SIGNATURES
                                   ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ULTICOM, INC.


Dated: December 14, 2000           /s/ Shawn Osborne
                                   -------------------------------------
                                   Shawn Osborne
                                   President and Chief Executive Officer


Dated: December 14, 2000           /s/ David Kreinberg
                                   -------------------------------------
                                   David Kreinberg
                                   Chief Financial Officer





                            Page 14 of 16 Total Pages