Form 10-K405
period 2001-01-31
ULTICOM INC
filed 2001-04-30
CIK 1103184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                       for the year-ended January 31, 2001


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

          Securities registered pursuant to Section 12 (b) of the Act:

Title of each class                                      Name of each exchange
-------------------                                      ---------------------
                                                            on which registered
                                                            -------------------

  Not applicable                                                 Not applicable

           Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, no par value per share
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [ X ] Yes [ ] No

78436.0001

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.



                                       [X]


        The aggregate market value of the voting stock held by non-affiliates of the registrant on April 24, 2001 was approximately $203,000,000. The closing price of the registrant's common stock on the NASDAQ National Market System on April 24, 2001 was $21.63 per share.

        There were 40,732,323 shares of the registrant's common stock outstanding on April 24, 2001.


                       DOCUMENTS INCORPORATED BY REFERENCE

        The registrant hereby incorporates by reference in this report the information required by Part III appearing in the registrant's proxy statement or information statement distributed in connection with the 2001 Annual Meeting of Stockholders of the registrant or in an amendment to this report on Form 10K/A.


                            -------------------------


        Signalware(R), Ultimate Call Control(R), are registered trademarks, and Ulticom, Inc.TM, NexworxTM, Ultimate Service ControlTM, Programmable NetworkTM, Service Enabling SoftwareTM, Instant ConferencingTM, JTCAPTM, JISUPTM, JOAMTM, SoftserviceTM and NexworldTM are trademarks of the Company.

                                     PART I

ITEM 1. BUSINESS.

THE COMPANY

         Ulticom, Inc. ("Ulticom" and together with its subsidiary, the "Company") is a provider of service enabling network software for wireline, wireless and Internet communications. The Company's Signalware call control products interconnect the complex circuit switching, database and messaging systems, and manage vital number, routing and billing information that form the backbone of today's global public networks.1 The Company's products are used by equipment manufacturers, application developers and communication service providers to develop and deploy revenue generating services such as voice and text messaging, voice-activated dialing, prepaid calling, caller ID and global roaming. Signalware products also are embedded in a range of packet softswitching products to interoperate or converge voice and data networks and facilitate value-added services such as voice over the Internet and Internet call waiting. Ulticom's Nexworx product initiative is designed to move service control into the hands of subscribers, so that businesses and consumers can access public network resources to create and customize their communication services utilizing enterprise systems, private databases and browser enabled appliances. In addition, as a founding member of The Parlay Group and the Java API Integrated Networks initiative, two industry consortia, the Company is involved in defining industry standards that foster continued growth for the communication industry and the Company.

         The Company was incorporated in New Jersey on December 18, 1974 as "Dale, Gesek, McWilliams & Sheridan, Inc.," and was formerly known as "DGM&S Telecom, Inc." In May 1999, the Company changed its name to "Ulticom, Inc." The Company completed an initial public offering of its common stock in April 2000 and its common stock is listed on the NASDAQ National Market System under the symbol "ULCM". The Company is a subsidiary of Comverse Technology, Inc. ("Comverse"), which holds approximately 75% of its outstanding shares. The Company's principal executive offices are located at 1020 Briggs Road, Mount Laurel, New Jersey 08054, and its telephone number is (856) 787-2700.

THE COMPANY'S PRODUCTS

Industry Update

         Demand for enhanced voice and data communication services has grown rapidly in recent years due to the following developments:

         o the growth of the Internet as a global communications medium enabling millions of people to share information and conduct business electronically;

--------
1 References made in this document to technologies, features, capabilities and specifications in conjunction with the Company's products and technological resources do not necessarily apply to all products, models and system configurations.

         o the growth in wireless communications as cellular and other wireless services have become more widely available and affordable; and

         o the introduction of new, packet softswitching services that converge voice and data communications over wireless, wireline and Internet networks.

         In response to these trends, service providers are building increasingly complex communication networks. Traditionally, voice networks were based on a technology called "circuit switching." In circuit switched networks, a dedicated line or circuit is established for each telephone call and maintained for the duration of the call. At the conclusion of a circuit switched call, the dedicated line or circuit is disconnected.

         The circuit switched network provides high voice quality and reliability by separating the voice and signaling portions of a call. The signaling infrastructure processes in real time the information needed to set-up, connect, route, terminate and bill a call, and also provides a foundation to develop and offer value-added network services. The signaling portion of a telephone network that controls each call is based on a globally accepted set of standards and protocols called signaling system #7 ("SS7"). SS7 provides the speed and reliability required for processing complex call control information.

         While circuit switching has offered reliable and high quality voice communication, a technology called "packet switching" has emerged that is inherently more efficient and cost effective than circuit switching. In packet switched networks, the voice or data information transmitted is formatted into a series of shorter digital messages called "packets." These packets of voice or data information travel over a shared line or circuit. The cost and performance superiority of packet switching has led many traditional and new service providers to build packet networks to handle data traffic.

         Because SS7 is the globally accepted signaling standard protocol, it has become the critical element needed to connect and interoperate packet networks with the existing circuit network infrastructure. Service providers worldwide have implemented SS7, including traditional, emerging, Internet and wireless service providers, as the standard protocol for converging voice and data communications.

Signalware

         Signalware provides the SS7 connectivity required to offer value-added services. Signalware call control products work within wireless, wireline and Internet networks to interconnect and interoperate voice and data communication systems. In addition, Signalware plays a key role in the convergence of disparate networks by providing a means to bridge circuit and packet technology. Signalware offers many of the features that are crucial to the connectivity of communication networks and the rapid delivery of revenue generating services, including:

         o open standards--running applications on multiple software platforms;

         o service reliability--building systems with no single point of failure;

         o        high performance--processing calls at very high rates;

         o scalability--increasing computing capacity to run various applications; and

         o global interoperability--creating applications that can run on various communications networks around the world.

         Signalware enables the delivery of revenue generating services beyond the call or data transmission itself. Signalware is used to build a wide range of intelligent network and converged network services, including, but not limited to the following:


             Intelligent Network Services:     Converged Network Services:

             Prepaid Calling Service           Internet Redirect Services
             Wireless Authentication           Voice over the Internet Services
             Wireless Roaming Service          Wireless Internet Services
             Caller ID                         Internet Call Waiting
             Number Portability                Internet Call Forwarding
             Wireless 911 Service              Wireless Email Service
             Wireless Text Messaging           Internet Fax Delivery
             800 Number Service                Unified Messaging
             Voice Messaging Service
             Personal Number Service
             411/Operator Assistance
             Voice Activated Dialing
             Virtual Private Networks
             Taxi Dispatch Service
             Enhanced 611 Service
             Electronic Banking Service
             Televoting
             Airport Information Service

         Signalware works with multiple SS7 networks, supports a wide variety of SS7 protocol elements and enables analog or digital wireline and wireless transmissions. It provides the functionality needed for call set-up/call termination and call routing/call billing. Signalware product packages run on a range of hardware platforms and operating systems, including Sun Solaris and IBM AIX. The packages can be used in single or multiple computing configurations for fault resiliency and reliability. Signalware also provides a means to separate the signaling function from the application development environment, which provides greater flexibility in service configurations.

         Signalware includes interface boards to provide the physical connection to a signaling network. Signalware boards are configured to support a wide range of hardware platforms and network links. The bundling of Signalware interface boards and software allows the Company to control product performance, capacity and compliance with standards.

         New customers begin development of applications and services by purchasing the appropriate Signalware development kit, which includes a development site license. Each kit includes software, an interface board, cables and documentation, and registration for two training classes. A development maintenance plan for one year is also included with each development kit. The maintenance plan provides access to customer support services along with service packs and scheduled release upgrades of the software. After the initial year, the maintenance plan must be renewed for a fee in order to continue to receive support and upgrades.

         When the application is ready for installation, the customer purchases one or more deployment licenses per installation, in addition to continuing the development site license and maintenance. In addition, in order to deploy systems incorporating the Company's deployment licenses, a customer generally purchases one or more interface boards and a deployment system maintenance and support plan.

Nexworx

         The Nexworx service control product initiative combines the key attributes of Signalware, including global interoperability, service reliability and open standards, with technology designed to create a platform to enable service creation both inside and outside of the traditional telephone networks. Nexworx is designed to move service control into the hands of subscribers, so that businesses and consumers can access public network resources to create and customize their communication services utilizing enterprise systems, private databases and browser enabled appliances. The Nexworx product initiative will place the subscriber in control, creating a new Programmable Network. Examples of services that Nexworx is designed to enable include web-based call forwarding, call screening, instant conferencing, messaging, reminder, click-to-dial, location, and personal 800 number services.

Support Services

         The Company believes that customer support, training and custom development services are key to building and maintaining strong customer relationships. Customer support is offered as part of the maintenance agreements.

         Customer Support. The Company provides comprehensive technical support to help customers develop and deploy new services. The support organization provides continuous support and interfaces with customers' technical staff through a 24-hour-a-day, 7-day-a-week help desk to answer questions, resolve problems and provide assistance. The support organization is managed through corporate headquarters in Mount Laurel, New Jersey with remote service locations in Texas and France to provide extended geographic and same-time-zone coverage.

         Training Services. The Company offers customers a comprehensive training program with courses in application development and operations and troubleshooting. Courses are scheduled throughout the year. Customized and/or on-site training programs also are provided for an additional fee to meet the specific needs of customers.

         Custom Development Services. The Company offers fee-based custom development services to create customer-specific enhancements to our products. An experienced engineering staff provides such services. This service assists customers by accelerating their time-to-market, and also hastens the point in the development cycle when the Company begins to receive recurring deployment license revenues.

MARKETS, SALES AND MARKETING

         The Company's sales organization operates from the U.S. and Europe. Account teams comprised of account managers and sales engineers work closely with product management and development organizations to provide customers with a consultative sales approach. The consultative approach facilitates the sale of development kits to enable customers to immediately begin to build prototypes of their products.

         The Company actively works to further enhance market awareness and acceptance of the Company and its products. To this end, efforts are focused on identifying market opportunities in cooperation with customers and developing and enhancing products to seize these opportunities in a timely fashion. Based on market considerations, the Company may port software products to additional operating systems, develop new features and functionality and engage in new strategic alliances and partnerships.

         The Company's market strategy includes enhancing brand awareness for our Signalware and Nexworx product lines with a web site, promotional literature, direct marketing to current and prospective customers, advertising, continued participation in industry relevant trade shows and conferences, and a public relations program that includes public demonstrations of products and prototypes. Representatives of the Company also are called upon to address industry symposia and conferences, are frequently quoted in industry publications and may from time to time author articles about developments in communications technology.

         Products are sold primarily to equipment manufacturers and application developers, who include the Company's products within their products and sell them as an integrated solution to service providers. Service providers will install the solution in their communication networks and offer the service enabled by such solution to their subscribers. Since the Company and its customers have a mutual interest in developing solutions that are widely accepted by subscribers and profitable to service providers, the Company works closely with customers to support their development efforts and produce solutions that are unique, reliable, scalable and cost effective. For example, the Company engages in joint promotion, sales efforts, training, testing, design, integration and installation with Sun Microsystems and other computer integrators who use Sun Microsystems' components.

         The Company's products are currently used by over 50 customers and are deployed by more than 250 carriers in more than 90 countries. We market our products and services primarily through a direct sales organization and through key relationships with customers. Customers include: equipment manufacturers, such as Alcatel, Ericsson and Siemens; application developers, such as Comverse Network Systems, Logica and Sonus; and service providers, such as Level (3) and MCI Worldcom. For fiscal 1998, Siemens and Comverse Network Systems and its affiliates accounted for 13% and 20%, respectively, of the Company's revenues. For fiscal 1999, Ericsson, Siemens and Comverse Network Systems and its affiliates accounted for 20%, 12% and 18%, respectively, of the Company's revenues. For fiscal 2000, Ericsson, Comverse Network Systems and its affiliates and Siemens accounted for 18%, 16% and 10%, respectively, of the Company's revenues. Substantially all of the Company's revenues during the last three years have been generated by the Company's Signalware product line.

         The Company actively participates in industry activities to define the technology to facilitate the convergence of telephony networks with the Internet. It is a founding member, along with British Telecom, Microsoft, Nortel and Siemens, of the Parlay Group, an industry consortium to specify an open interface to enable secure public access to core capabilities of voice data networks. The Company also is a founding member of JAIN, the Java API Integrated Networks industry initiative, to define common interfaces between Intelligent Network and SS7 environments so that services and protocols can run anywhere in the network. In addition, Ulticom has worked with the Internet Engineering Task Force to develop a set of signaling transport standards called SIGTRAN to enable communication service providers to more easily implement services that span existing circuit switched networks and packet networks using Internet Protocol.

RESEARCH AND DEVELOPMENT

         The Company continues to enhance the features and performance of existing products and introduce new products. The Company believes that its future success depends on a number of factors, which includes the Company's ability to:

         o identify and respond to emerging technological trends in target markets;

         o develop and maintain competitive solutions that meet customers' changing needs; and

         o enhance existing products by adding features and functionality that differentiate the Company's products from those of its competitors.

         As a result, the Company has made and intends to continue to make significant investments in research and development. Research and development resources are allocated in response to market research and customer demands for additional features and products. The development strategy involves rolling out initial releases of products and adding features over time. The Company continuously incorporates product feedback we receive from customers into the product development process. While it is expected that new products will continue to be developed internally, the Company may, based on timing and cost considerations, acquire or license technologies, products or applications from third parties.

         The Company's research and development expenses were approximately $4.7 million, $6.0 million and $10.3 million for the years ended January 31, 1999, 2000 and 2001, respectively. Research and development activities are located in Mount Laurel, New Jersey, Dallas, Texas and in France. As of January 31, 2001, there were 117 employees engaged in research and development activities. The

Company believes that recruiting and retaining highly skilled engineering personnel is essential to its success.

INTELLECTUAL PROPERTY RIGHTS

         The Company has accumulated a significant amount of proprietary know-how and expertise over the years in developing network signaling software and signaling system #7 protocol technology for communication services. Its continued success is dependent, in part, upon its ability to protect proprietary rights to the technologies used in its products. If the Company is not adequately protected, competitors could use the intellectual property that it has developed to enhance competing products and services, which could harm the Company's business. To safeguard its proprietary technology, the Company relies on a combination of technical innovation, trade secret, copyright and trademark laws, restricted licensing arrangements and non-disclosure agreements, each of which affords only limited protection, and in the future the Company may rely on patents. As of January 31, 2001, the Company had no registered patents and one patent application pending. The Company conducts periodic reviews of new areas of technology with its patent attorneys to determine whether they are patentable. However, there can be no assurance that the Company will receive any patents.

         The Company licenses software from third parties that is incorporated into some versions of Signalware. The Nexworx product also includes licensed software from third parties.

         Due to the value of intellectual property rights, the Company generally does not make its proprietary software code available to customers. Exceptions to this principle were made in the past, in limited circumstances, for large customers where adequate control mechanisms were in place to protect our intellectual property rights.

         The Company has granted Comverse Network Systems, an affiliate, a perpetual, royalty-free, non-exclusive license to use and operate software products for incorporation into any of Comverse Network Systems' products.

         In January 2000, Comverse and Lucent Technologies, Inc. ("Lucent") entered into a non-exclusive cross-licensing arrangement covering current and certain future patents issued to Comverse and its affiliates, including the Company, and a portfolio of current and certain future patents in the area of telecommunications technology issued to Lucent and its affiliates. The Company is entitled to utilize the licensed patent rights, and is obligated to provide licenses under any patents it may hold, pursuant to a royalty-free license agreement with Comverse.

COMPETITION

         The market for network signaling software is intensely competitive, both in the U.S. and internationally. The Company expects competition to persist, intensify and increase in the future, especially with the convergence of voice and data networks.

         The Company's primary competition comes from in-house development organizations within our customers who seek, in a build versus buy decision, to develop substitutes for the Company's products. The Company also competes with a number of U.S. and international suppliers that vary in size and in the scope and breadth of the products and services offered. Competitors for present and planned future products include a number of companies ranging from signaling system #7 software solution providers, such as ADC NewNet and Trillium Digital Systems, an Intel company, and vendors of communication and network infrastructure equipment, such as Hewlett Packard's Agilent Group and Compaq. The Company believes it competes principally on the basis of:

         o        product performance and functionality;

         o        product quality and reliability;

         o        customer service and support; and

         o        price.

         The Company believes its success will depend primarily on its ability to provide technologically advanced and cost effective signaling solutions. Additionally, the Company must provide its customers with prompt and responsive customer support. Furthermore, should competition intensify, the Company may have to reduce the prices of its products.

MANUFACTURING

         The Company's Signalware products have two components: software and interface boards. Software is duplicated in house and provided to customers on several media, primarily CD-ROM, and digital audio tape. Each software shipment is configured to provide the specific operating system version and features requested by the customer. Each order is tracked by purchase order number and documented according to internal quality standards.

         Subcontractors who are certified by the International Standards Organization perform assembly of our printed circuit interface boards. Periodic audits are performed to ensure adherence to quality standards. Subcontractors are responsible for purchasing, inspecting, installing and assembling components of interface boards. Completed assemblies are burned-in, inspected, tested and packaged in the Company's facility according to International Standards Organization standards. All inspection, test, repair, revision and shipping information is tracked by product type and serial number and maintained in our tracking database.

         The Company works closely with interface board component suppliers to monitor component changes and availability. However, there are no long term supply agreements with these suppliers to ensure uninterrupted supply of components. Under certain circumstances, the Company may place blanket orders to ensure availability of discontinued components. In the event of a reduction or an interruption in the supply of components, a significant amount of time could be required to qualify alternate suppliers and to receive an adequate supply of replacement components.

         The Company does not have any long term agreements with any of its manufacturers, some of whom are small, privately held companies. In the event that these manufacturers experience financial, operational or quality assurance difficulties, business could be adversely affected until an alternate manufacturer could be found. There is no assurance that an alternate manufacturer will be able to meet our requirements or that existing or alternate sources for interface boards will continue to be available at favorable prices.

EMPLOYEES

         As of January 31, 2001, the Company had approximately 300 employees. The Company considers its relationship with its employees to be good. Our employees are not covered by any collective bargaining agreement.


ITEM 2. PROPERTIES.

         The Company has headquarters and development facilities in Mount Laurel, New Jersey where it leases approximately 54,000 square feet of office space. We also lease approximately 13,000 square feet of office space in Dallas, Texas and approximately 7,200 square feet of office space in France.

         The Company believes that its facilities currently under lease are adequate for current operations and that additional facilities can be acquired to provide for future expansion of the Company's operations as may be warranted.


ITEM 3. LEGAL PROCEEDINGS.

         None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the security holders during the fourth quarter of the last fiscal year.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock trades on the NASDAQ National Market System under the symbol "ULCM". The following table sets forth the range of closing prices of the Company's common stock as reported on NASDAQ for the period from April 5, 2000 through January 31, 2001.

FISCAL YEAR         FISCAL QUARTER                 LOW                 HIGH
-----------         --------------                 ---                 ----

2000               04/5/00* -    04/30/00         $14.81               $33.00
                   05/1/00  -    07/31/00         $22.06               $53.44
                   08/1/00  -    10/31/00         $29.19               $60.98
                   11/1/00  -    01/31/01         $25.50               $53.63

*Stock began trading on April 5, 2000, the date of the Company's initial public offering.

         There were 159 holders of record of the Company's common stock on April 24, 2001. Such record holders include a number who are nominees for an undetermined number of beneficial owners. The Company believes that the number of beneficial owners of the shares of common stock outstanding at such date was approximately 8,000.

         The Company does not expect to pay any cash dividends on its equity securities in the foreseeable future, but rather intends to retain its earnings to finance the development and growth of its business. Any future determination as to the declaration and payment of dividends will be made by the Board of Directors in its discretion, and will depend upon the Company's earnings, financial condition, capital requirements and other relevant factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         On April 10, 2000, the Company completed its initial public offering of 4,887,500 shares of common stock at a price of $13.00 per share, pursuant to a Registration Statement on Form S-1 under the Securities Act of 1933, (Registration No. 333-94873) which was declared effective by the Securities and Exchange Commission on April 4, 2000. The managing underwriters for the offering were Lehman Brothers, Chase H&Q, U.S. Bancorp Piper Jaffray and Fidelity Capital Markets, a division of National Financial Services Corporation. The offering generated net proceeds of approximately $58.1 million, after deducting the underwriting discount and commissions of approximately $4.4 million and offering expenses of approximately $1.0 million.

         On October 20, 2000, the Company completed its secondary offering of 4,250,000 shares of common stock at a price of $50.00 per share, including 1,406,625 shares from selling shareholders, pursuant to a Registration Statement on Form S-1 under the Securities Act of 1933, (Registration No. 333-45366) which was declared effective by the Securities and Exchange Commission on October 17, 2000. The managing underwriters for this offering were Lehman Brothers, Chase H&Q, Bear, Stearns & Co. Inc. and U.S. Bancorp Piper Jaffray. The offering generated net proceeds to the Company of approximately $137.2 million after deducting the underwriting discount and commissions of approximately $4.3 million and offering expenses of approximately $0.7 million. In addition, the offering generated net proceeds to the selling shareholders of approximately $68.2 million after deducting the underwriting discount and commissions of approximately $2.1 million.

ITEM 6. SELECTED FINANCIAL DATA.

         The following tables present selected consolidated financial data for the Company for each of the years in the two years ended December 31, 1997, the one month period ended January 31, 1998, and each of the years in the three years ended January 31, 2001. Such information has been derived from the Company's audited consolidated financial statements and should be read in conjunction with the Company's consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this report.

                                                                    One Month
                                               Year Ended             Ended
                                              December 31,         January 31,           Year Ended January 31,
                                             ------------                               ----------------------
                                           1996          1997           1998        1999           2000        2001
                                           ----          ----           ----        ----           ----        ----
                                                             (in thousands, expect per share data)
Statement of Operations Data:
Sales                                    $ 6,450      $ 14,559       $  212      $ 18,629    $ 25,831       $ 47,441
Cost of sales                              2,853         4,495          294         6,131       8,883         15,489
                                        --------       -------       ------       -------     -------        -------
Gross profit                               3,597        10,064          (82)       12,498      16,948         31,952
Research and development                   1,905         2,398          205         4,706       6,015         10,325
Selling, general and administrative        3,875         3,891          348         4,948       8,124         13,271
                                        --------       -------       ------       -------     -------        -------
Income (loss) from operations             (2,183)        3,775         (635)        2,844       2,809          8,356
Interest income (expense), net              (342)         (507)         (45)         (350)       (271)         6,282
                                        --------       -------       ------       -------     -------        -------
Income (loss) before income taxes         (2,525)        3,268         (680)        2,494       2,538         14,638
Income tax provision (benefit)              (948)        1,213         (249)          927         964          5,561
                                        --------       -------       ------       -------     -------        -------
Net income (loss)                       $ (1,577)      $ 2,055       $ (431)      $ 1,567     $ 1,574        $ 9,077
                                        ========       =======       ======       =======     =======        =======
Earnings (loss) per share--
diluted                                   ($0.05)      $  0.06       ($0.01)      $  0.05     $  0.05        $  0.22

Weighted average number of common
and common equivalent shares
outstanding - diluted                     32,727        32,727       32,727        33,087      33,759         40,715

                                          As of December 31,                         As of January 31,
                                          ------------------          ----------------------------------------------
                                         1996          1997           1998          1999          2000          2001
                                         ----          ----           ----          ----          ----          ----
Balance Sheet Data:
Cash and cash equivalents           $    315       $  1,030       $    584       $  2,544       $  6,299      $183,303
Working capital (deficit)             (4,699)        (2,999)        (3,513)        (2,236)           742       195,369
Total assets                           4,858          7,319          6,878          8,883         17,364       232,187
Long-term debt                            --             --             --             --          3,800            --
Stockholders' equity (deficit)        (3,389)        (1,333)        (2,021)          (454)         1,120       207,049
Dividend to parent                       953             --            256             --             --            --


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

INTRODUCTION

         Substantially all of our product revenues have been generated by our Signalware product line. Signalware product sales consist of software licenses, printed circuit interface boards, training, and support revenues. In certain limited circumstances, we sell Signalware development services typically under fixed-fee arrangements with our customers. New customers begin development of applications and services by purchasing the appropriate Signalware development kit, which includes a development site license, an interface board, and a one-year maintenance plan. At deployment, the customer generally purchases one or more deployment licenses, additional interface boards and a deployment maintenance and support plan.

         In accordance with Statement of Position 97-2, "Software Revenue Recognition," product revenues are generally recognized in the period in which the products are delivered and accepted by the customer, the fee is fixed and determinable and collection is considered probable. When we have significant obligations subsequent to shipment, revenues are not recognized until the obligations are fulfilled. Revenues from arrangements that include significant acceptance terms are not recognized until acceptance has occurred. Revenues from product support services, including those included in initial licensing fees, are recognized ratably over the contract period. Post-contract support services included in the initial licensing fee are allocated from the total contract amount based on the relative fair value determined using vendor-specific objective evidence.

         During the last four years, a growing proportion of our total revenues were derived from customers located outside the U.S. To date international sales have been denominated in U.S. dollars. Accordingly, we have not been exposed to fluctuations in foreign currency exchange rates. However, we expect that in future periods, a portion of international sales may be denominated in currencies other than U.S. dollars, which could expose us to gains and losses on foreign currency transactions. We may choose to limit our exposure by utilizing hedging strategies. There can be no assurance that any such hedging strategies that we undertake would be successful in avoiding exchange rate losses.

         Our cost of sales include material costs, subcontractor costs, salary and related benefits for the operations and service departments, depreciation and amortization of equipment used in the operations and service departments, amortization of capitalized software costs and an overhead allocation. Our research and development costs include salaries and related benefits as well as travel, depreciation and amortization of research and development equipment, an overhead allocation, as well as other costs associated with our research and development activities. Our selling, general and administrative costs include salary and related benefits, travel, depreciation and amortization, marketing and promotional materials, recruiting expenses, professional fees, corporate services provided by Comverse, facility costs, as well as other costs associated with our sales, marketing, finance and administrative departments.

Year-ended January 31, 2001 Compared to Year-ended January 31, 2000

         Sales. Sales for the fiscal year ended January 31, 2001, or fiscal 2000, increased by approximately $21.6 million, or 84%, compared to the fiscal year ended January 31, 2000, or fiscal 1999. The increase is attributable to a higher volume of sales and deployments of our Signalware products worldwide, especially to customers who provide wireless communication services or who sell products enabling the convergence of voice and data networks. Sales to international customers represented 62% of our sales in fiscal 2000 compared to 63% in fiscal 1999.

         Cost of Sales. Cost of sales increased by approximately $6.6 million, or 74%, for fiscal 2000 compared to fiscal 1999. The increase is primarily attributable to an increase of approximately $2.6 million in personnel-related costs due to the hiring of additional personnel. Depreciation and amortization increased by $0.9 million for fiscal 2000 compared to fiscal 1999. Material and production costs increased approximately $2.6 million due to increased sales. Gross margins increased from approximately 66% in fiscal 1999 to approximately 67% in fiscal 2000.

         Research and Development Expenses. Research and development expenses increased in fiscal 2000 by approximately $4.3 million, or 72%, compared to fiscal 1999 due to the overall growth of research and development operations and the increase in new research and development projects. The increase is primarily attributable to an increase in personnel-related costs of approximately $3.0 million due to the hiring of additional personnel and increased compensation and benefits for existing personnel. Material costs related to research and development activities increased by approximately $1.3 million.

         Selling, General & Administrative Expenses. Selling, general and administrative expenses increased by approximately $5.1 million, or 63%, in fiscal 2000 compared to fiscal 1999 and as a percentage of sales decreased to 28% in fiscal 2000 from approximately 31% in fiscal 1999. The increase is primarily attributable to an increase in personnel-related costs of approximately $2.5 million due to the hiring of additional personnel. In addition, expenses related to overall administrative costs increased by approximately $1.6 million due to the overall growth and expansion of our operations.

         Interest Income (Expense), Net. Interest income (expense), net for fiscal 2000 increased by approximately $6.6 million as compared to fiscal 1999. The principal reason for the increase was the interest income earned from the investment of proceeds from the Company's public offerings.

         Income Tax Provision. Provision for income taxes increased by approximately $4.6 million, or 477%, due to the increased pre-tax income. Our overall effective tax rate was approximately 38% for both fiscal 2000 and fiscal 1999.

         Net Income. Net income increased by approximately $7.5 million in fiscal 2000 compared to fiscal 1999, while net income as a percentage of sales increased to 19% in fiscal 2000 from approximately 6% in fiscal 1999. The changes resulted primarily from the factors described above.

Year-ended January 31, 2000 Compared to Year-ended January 31, 1999

         Sales. Sales for fiscal 1999 increased by approximately $7.2 million, or 39%, compared to the fiscal year ended January 31, 1999, or fiscal 1998. This increase is primarily attributable to higher volume of sales of our Signalware products to international customers. Sales to international customers represented 63% of our total sales in fiscal 1999, compared to 51% of our total sales in fiscal 1998.

         Cost of Sales. Cost of sales for fiscal 1999 increased by approximately $2.8 million, or 45%, compared to fiscal 1998. The increase in cost of sales is attributable to an increase in personnel-related costs of approximately $1.7 million, due to hiring of additional personnel and increased compensation and benefits for existing personnel. In addition, materials and production costs increased by approximately $1.5 million due to the increase in sales. Gross margins decreased from approximately 67% in fiscal 1998 to approximately 66% in fiscal 1999.

         Research and Development Expenses. Research and development expenses for fiscal 1999 increased by approximately $1.3 million, or 28%, compared to fiscal 1998 due to overall growth of research and development operations and the initiation of significant new research and development projects. The increase primarily resulted from an increase in personnel-related costs of approximately $0.9 million, due to hiring of additional personnel and increased compensation and benefits for existing personnel.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 1999 increased by approximately $3.2 million, or 64%, compared to fiscal 1998, and as a percentage of sales increased from approximately 27% for fiscal 1998 to approximately 31% for fiscal 1999. The increase was primarily a result of an increase in personnel-related costs of approximately $1.7 million, due to hiring of additional personnel and increased compensation and benefits for existing personnel. In addition, expenses related to marketing and promotional materials increased by approximately $200,000 and rent expense increased by approximately $150,000.

         Income Tax Provision. Provision for income taxes increased by approximately $37,000, or 4%, due to increased pre-tax income. Our overall effective tax rate increased from approximately 37% for fiscal 1998 to approximately 38% for fiscal 1999.

         Net Income. Net income increased by approximately $7,000 in fiscal 1999 compared to fiscal 1998, while net income as a percentage of sales decreased from approximately 8% for fiscal 1998 to approximately 6% for fiscal 1999. The changes resulted primarily from the factors described above.

         Liquidity and Capital Resources.

         The Company had working capital at January 31, 2001 and 2000 of approximately $195.4 million and $0.7 million, respectively. At January 31, 2001 and 2000, the Company had cash and cash equivalents of approximately $183.3 million and $6.3 million, respectively.

         Operations for fiscal 2000, fiscal 1999 and fiscal 1998, after adding back non-cash items, provided cash of approximately $11.8 million, $3.0 million and $3.3 million, respectively. During such years, other changes in operating assets and liabilities provided cash of approximately $9.2 million, $4.1 million and $0.7 million, respectively.

         Investing activities for fiscal 2000, fiscal 1999 and fiscal 1998 used cash of approximately $35.4 million, $3.5 million and $1.8 million, respectively. These amounts include additions of property and equipment in fiscal 2000, fiscal 1999 and fiscal 1998 of approximately $4.3 million, $2.9 million and $1.3 million, respectively, capitalization of software development costs in fiscal 1999 and fiscal 1998 of approximately $0.6 million and $0.5 million, respectively, and purchases of investments in the amount of $31.1 million in fiscal 2000. In fiscal 2000 the Company increased its investments to better utilize the proceeds from the public offerings in the period.

         Financing activities for fiscal 2000, fiscal 1999 and fiscal 1998 provided (used) cash of approximately $191.4 million, $0.1 million, and ($0.2) million, respectively. These amounts include (i) $195.2 million of net proceeds from the issuance of common stock in connection with the Company's public offerings in fiscal 2000; (ii) proceeds from the exercise of stock options in the amount of $0.5 million, in fiscal 2000; (iii) repayments to related parties of $0.6 million, $3.7 million and $0.2 million in fiscal 2000, fiscal 1999 and fiscal 1998, respectively, and (iv) the borrowing of bank debt of $3.8 million in fiscal 1999 and the repayment of such debt in fiscal 2000.

         The Company may pursue acquisitions of businesses, products or technologies in the future to expand its business and the products it offers. Any material acquisition could result in a decrease in working capital depending upon the amount, timing and nature of the consideration paid.

         The Company believes that the proceeds from its public offerings during fiscal 2000, together with the potential cash flow from operations, will be sufficient to meet anticipated cash needs for working capital, capital expenditures and other activities for the foreseeable future. Thereafter, if current sources are not sufficient to meet our needs, we may seek additional debt or equity financing.

          Although there are no present understandings, commitments or agreements with respect to acquisitions of other businesses, products or technologies, the Company may in the future consider such transactions, which may require additional debt or equity financing. The issuance of debt or equity securities could be expected to have a dilutive impact on the Company's stockholders, and there can be no assurance as to whether or when any acquired business would contribute positive operating results commensurate with the associated investment.

         Certain Trends and Uncertainties.

         The telecommunications industry has been affected by worldwide conditions of economic weakness. Telecommunications service providers have announced reductions in capital expenditures, delays in the deployment of services and a large number of service providers, equipment manufacturers and applications developers have announced reductions in anticipated revenues and deterioration in operating results. While the Company's revenues and net income have grown in recent periods, the continuation of economic weakness in the telecommunications industry may adversely affect the Company's future operating results. The Company's sales to equipment manufacturers and application developers who supply the telecommunications industry may be adversely affected by the slowdown of infrastructure purchases by telecommunications service providers and by declines in technology expenditures in general. In addition, weakness in the telecommunications industry may affect the Company's business by increasing the risk of credit or business failures of suppliers or customers, by delaying customers' payments and by price reductions by competitors to retain market share.

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

         The Company intends to continue to make significant investments in the expansion of its business, and to examine opportunities for additional growth through acquisitions, the development of new products and strategic investments. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and other acquisition-related expenses. The impact of these decisions on future profitability cannot be predicted with assurance, and the Company's commitment to growth may increase its vulnerability to unforeseen downturns in its markets, technology changes and shifts in competitive conditions. Further, these types of activities involve expenditures and obligations that may not be readily curtailed or reduced if anticipated demand for the associated products does not materialize or is delayed.

         The Company holds a large portion of its net assets in cash equivalents and short-term investments. Such investments subject the Company to the risks inherent in the capital markets in general. Given the relatively high proportion of the Company's liquid assets relative to its overall size, the results of its operations in the future will reflect, to a greater extent than in the past, the results of the Company's capital management and investment activities and the risks associated with those activities. In addition, the reduction in prevailing interest rates due to economic conditions or government policies can be expected to have an adverse impact on the Company's results of operations.

         The Company's products are dependent upon their ability to operate on new hardware and operating systems of other companies. Any modifications to our software needed to adapt to these hardware and operating system changes may prove to be costly, time-consuming and may not be successful. Undetected defects could result in lost sales, adverse publicity and other claims against the Company. In addition, the Company's ability to grow and enhance its products may be limited due to the intense competition for new hires in the technology fields. The Company has increased its expenditures in the areas of sales and marketing and research and development during recent periods. The Company believes that these expenditures are necessary to enhance its products in order to remain competitive and enhance its future growth and presence in the market.

         The Company is dependent on the sale of its Signalware product line. All of the Company's products are designed to support signaling system #7. If future networks do not utilize this system and the Company is unable to adapt its products to work with the appropriate system protocols, its products will become less competitive or obsolete. A reduction in the demand for these products could affect adversely its business and operating results. The Company is expanding its product line with the development of the Nexworx service control product initiative. The success of this product line is dependent primarily upon the development of a market for these types of products and their acceptance by existing and new customers. If a market for Nexworx does not develop or the Company is not successful in marketing it, the Company's continued growth could be adversely affected and its investment in Nexworx may be lost.

         Historically, a limited number of customers have contributed a significant percentage of the Company's revenues. The Company anticipates that its operating results in any given period will continue to depend significantly upon revenues from a small number of customers. The loss of any of these customers could have a materially adverse effect on the Company's business. In order to increase the Company's revenues, it will need to attract additional customers on an ongoing basis. In addition, since the Company's products have long sales cycles that typically range from six to twelve months, its ability to forecast the timing and amount for specific sales is limited. The loss or deferral of one or more significant sales could have a material adverse effect on the Company's operating results in any fiscal quarter, especially if there are significant sales and marketing expenses associated with the deferred or lost sales.

          The Company's software products are primarily sold to equipment manufacturers and application developers, who integrate its products with their products and sell them to service providers. The success of the Company's business and operating results is dependent upon its channel and marketing relationships with these manufacturers and developers and the successful development and deployment of their products. If the Company cannot successfully establish channel and marketing relationships with leading equipment manufacturers and application developers or maintain these relationships on favorable terms, or the Company's sales channels are affected by economic weakness, its business and operating results may suffer.

         Because the Company relies on a limited number of independent manufacturers to produce boards for its products, if these manufacturers experience financial, operational or other difficulties, the Company may experience disruptions to its product supply. The Company may not be able to find alternate manufacturers that meet its requirements and existing or alternative sources for boards may not continue to be available at favorable prices. The Company also relies on a limited number of suppliers for its board components and it does not have any long term supply agreements. Thus, if there is a shortage of supply for these components, the Company may experience an interruption in its product supply.

         The Company operates in an industry characterized by the existence of a large number of patents and frequent allegations of patent infringement. As the number of communications network products increases and the functionality of these products overlap, the Company believes that it may become increasingly subject to allegations of infringement. Defending and resolving infringement allegations against the Company could be time consuming and expensive, result in a substantial diversion of management resources, cause product delays or force the Company to enter into unfavorable license agreements. The Company has agreed to indemnify some of its customers should it be determined that its product infringes on the proprietary rights of third parties. Litigation resulting on behalf of the Company's customers may be costly and may require the Company to obtain licenses, which, if not obtained, could result in customers being prohibited from using the Company's products.

         The Company's success depends in part upon its proprietary technology. It is possible that the Company's proprietary software code has in the past been and will be in the future copied or used inappropriately. Policing the unauthorized use of the Company's products is difficult and litigation may be required in the future to enforce the Company's intellectual property rights. In addition, the laws of some foreign countries do not protect the Company's proprietary rights in its products to the same extent, as do the laws in the United States. The Company cannot be sure that it will be successful in protecting its proprietary software and litigation may be time consuming, expensive and cause a diversion of management resources.

         The trading price of the Company's shares may be affected by the factors noted above as well as prevailing economic and financial trends and conditions in the public securities markets. Share prices of companies in technology businesses, and particularly smaller sized publicly traded companies such as the Company, tend to exhibit a high degree of volatility. The announcement of financial results that fall short of the results anticipated by the public markets could have an immediate and significant effect on the trading price of the Company's shares in any given period. Such shortfalls may result from events that are beyond the Company's immediate control and can be unpredictable. These factors may contribute to the volatility of the trading value of the Company's shares regardless of the Company's long-term prospects. The trading price of the Company's shares also may be affected by developments, including reported financial results and fluctuations in trading prices of the shares of other publicly-held companies in the telecommunications industry in general, and the Company's industry in particular, which may not have any direct relationship with the Company's business or prospects.

         The recent decline in the price of the Company's shares and the overall decline in equity prices generally and in the shares of technology companies in particular, can be expected to make it more difficult for the Company to rely on equity incentive programs as a means to recruit and retain talented employees, which may result in increased employment costs, and may limit the Company's ability to raise capital on advantageous terms.


         Effect of New Accounting Pronouncements.

         In 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which was subsequently amended by SFAS Nos. 137 and 138 (collectively "SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 effective February 1, 2001. The adoption of SFAS 133 will not have a material effect on the Company's operations or financial position.

         Forward-Looking Statements.

         From time to time, the Company makes forward-looking statements. Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto.

         The Company may include forward-looking statements in its periodic reports to the Securities and Exchange Commission on Forms 10-K, 10-Q, and 8-K, in its annual report to stockholders, in its proxy statements, in its press releases, in other written materials, and in statements made by employees to analysts, investors, representatives of the media, and others.

         By their very nature, forward-looking statements are subject to uncertainties, both general and specific, and risks exist that predictions, forecasts, projections and other forward-looking statements will not be achieved. Actual results may differ materially due to a variety of factors including, without limitation, those discussed under "Certain Trends and Uncertainties" and elsewhere in this report. Investors and others should carefully consider these factors and other uncertainties and events, whether or not the statements are described as forward-looking.

         Forward-looking statements made by the Company are intended to apply only at the time they are made, unless explicitly stated to the contrary. Moreover, whether or not stated in connection with a forward-looking statement, the Company undertakes no obligation to correct or update a forward-looking statement should the Company later become aware that it is not likely to be achieved. If the Company were in any particular instance to update or correct a forward-looking statement, investors and others should not conclude that the Company will make additional updates or corrections thereafter with respect to that or any other forward-looking statement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to market risk from changes in interest rates. Various financial instruments held by the Company are sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of the Company's investments in debt securities due to differences between the market interest rates and rates at the inception of these financial instruments. Neither a 100 basis point increase nor decrease from current interest rates would have a material effect on the Company's financial position, results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial information required by Item 8 is in the "Financial Statements" included in Item 14 of this report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable

                                    PART III

The information required by Part III is omitted pursuant to instruction G(3)

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

                                                                       Page(s)
(a)      Documents filed as part of this report.
         ---------------------------------------

(1)      Financial Statements.
         ---------------------

         Index to Consolidated Financial Statements                      F-1

         Independent Auditors' Report                                    F-2

         Consolidated Balance Sheets as of
             January 31, 2000 and 2001                                   F-3

         Consolidated Statements of Income
             For the Years Ended January 31, 1999, 2000
             and 2001                                                    F-4

         Consolidated Statements of Stockholders'
             Equity (Deficit) For the Years Ended
             January 31, 1999, 2000 and 2001                             F-5

         Consolidated Statements of Cash Flows for the
             Years Ended January 31, 1999, 2000
             and 2001                                                    F-6

         Notes to Consolidated Financial Statements                      F-7

(2)      Financial Statement Schedules.
         ------------------------------

         None

(3)      Exhibits.
         ---------

         The Index of Exhibits commences on the following page.

                                INDEX TO EXHIBITS


No.      Description

3        Articles of Incorporation and By-Laws:

3.1 Amended and Restated Certificate of Incorporation of Ulticom, Inc. (Incorporated by reference from the Registrant's Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 333-94873)

3.2 Amended and Restated Bylaws of Ulticom, Inc. (Incorporated by reference from the Registrant's Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 333-94873)

4 Instruments defining the rights of security holders including indentures:

4.1 Specimen Common Stock certificate. (Incorporated by reference from the Registrant's Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 333-94873)

4.2 See Exhibit 3.1 for provisions defining the rights of holders of common stock of the Registrant.

10       Material Contracts:

10.1 Services Agreement, dated as of February 1, 1998, between Comverse Technology, Inc. and Ulticom, Inc. (Incorporated by reference from the Registrant's Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 333-94873)

10.2 Federal Income Tax Sharing Agreement, dated as of December 21, 1999, between Comverse Technology, Inc. and Ulticom, Inc. (Incorporated by reference from the Registrant's Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 333-94873)

10.3 Patent License Agreement, dated January 12, 2000, between Comverse Patent Holding Company, Inc. and Ulticom, Inc. (Incorporated by reference from the Registrant's Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 333-94873)

10.4 License Agreement, dated as of February 1, 2000, between Comverse Technology, Inc. and Ulticom, Inc. (Incorporated by reference from the Registrant's Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 333-94873)

10.5 Registration Rights Agreement, dated as of January 1, 2000, between Comverse Technology, Inc. and Ulticom, Inc. (Incorporated by reference from the Registrant's Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 333-94873)

10.6 Business Opportunities Agreement, dated as of January 1, 1999, between Comverse Technology, Inc. and Ulticom, Inc. (Incorporated by reference from the Registrant's Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 333-94873)

10.7 Form of Indemnification Agreement. (Incorporated by reference from the Registrant's Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 333-94873)

10.8 1998 Stock Incentive Compensation Plan (Incorporated by reference from the Registrant's Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 333-94873)

10.9 Employment Agreement, dated as of February 1, 2000 between Shawn Osborne and Ulticom, Inc. (Incorporated by reference from the Registrant's Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 333-94873)

10.10 2000 Employee Stock Purchase Plan (Incorporated by reference from the Registrant's Registration Statement on Form S-8 under the Securities Act of 1933, Registration No. 333-56522)

11.1*    Statement re: Computation of Basic and Diluted Earnings Per Share.

23.1*    Consent of Deloitte and Touche LLP.

-------------------------
* Filed with this report on Form 10-K

                          ULTICOM, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                             Page
Independent Auditors' Report.................................................................F-2

Consolidated Balance Sheets as of January 31, 2000 and 2001..................................F-3

Consolidated Statements of Income for the years ended January 31, 1999, 2000 and
2001.........................................................................................F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended January 31,
1999, 2000, and 2001.........................................................................F-5

Consolidated Statements of Cash Flows for the years ended January 31, 1999, 2000, and
2001 ........................................................................................F-6

Notes to the Consolidated Financial Statements...............................................F-7



INDEPENDENT AUDITORS' REPORT



To the Stockholders of
Ulticom, Inc.
Mt. Laurel, New Jersey



We have audited the accompanying consolidated balance sheets of Ulticom, Inc. and subsidiary (the "Company") as of January 31, 2000 and 2001, and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for each of the three years in the period ended January 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York
March 5, 2001

                          ULTICOM, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                             January 31,  January 31,
                                                                                2000         2001
                                                                                ----         ----
                                      ASSETS

Current Assets:
     Cash and cash equivalents                                               $  6,299      $183,303
     Short-term investments                                                        --        25,577
     Accounts receivable, net of allowance for doubtful accounts of
        $250 and $425                                                           3,162         7,756
     Due from related parties                                                   1,009         1,012
     Inventories                                                                1,812         1,625
     Prepaid expenses and other current assets                                    408           435
     Deferred tax asset                                                           332           332
                                                                             --------      --------
          Total current assets                                                 13,022       220,040
     Property and equipment, net                                                3,190         5,728
     Investments                                                                   --         5,500
     Deferred tax asset                                                            --           422
     Other assets                                                               1,152           497
                                                                             --------      --------
          Total Assets                                                       $ 17,364      $232,187
                                                                             ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                                   $  4,225      $ 14,023
     Deferred revenue                                                           7,438        10,648
     Due to related parties                                                       617            --
                                                                             --------      --------
          Total current liabilities                                            12,280        24,671
                                                                             --------      --------
Long-Term Liabilities:
     Note payable, bank                                                         3,800            --
     Deferred tax liability                                                       164           467
                                                                             --------      --------
          Total long-term liabilities                                           3,964           467
                                                                             --------      --------
Commitments and Contingencies
Stockholders' Equity:
     Undesignated stock, no par value, 10,000,000 shares authorized, no
        shares issued and outstanding                                              --            --
     Common stock, no par value, 200,000,000 authorized,
        32,727,000 and 40,510,965 issued and outstanding                           --            --
     Additional paid-in capital                                                    10       196,862
     Retained earnings                                                          1,110        10,187
                                                                             --------      --------
          Total stockholders' equity                                            1,120       207,049
                                                                             --------      --------
          Total liabilities and stockholders' equity                         $ 17,364      $232,187
                                                                             ========      ========



                 See notes to consolidated financial statements

                          ULTICOM, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)




                                                 Year Ended January 31,
                                           1999           2000            2001
                                         --------       --------       --------

Sales                                    $ 18,629       $ 25,831       $ 47,441
Cost of sales                               6,131          8,883         15,489
                                         --------       --------       --------
Gross profit                               12,498         16,948         31,952

Operating expenses:
Research and development                    4,706          6,015         10,325
Selling, general and administrative         4,948          8,124         13,271
                                         --------       --------       --------
Income from operations                      2,844          2,809          8,356

Interest income (expense), net               (350)          (271)         6,282
                                         --------       --------       --------
Income before income taxes                  2,494          2,538         14,638

Income tax provision                          927            964          5,561
                                         --------       --------       --------

Net income                               $  1,567       $  1,574       $  9,077
                                         ========       ========       ========


Earnings per share:
Basic                                    $   0.05       $   0.05       $   0.24
                                         ========       ========       ========
Diluted                                  $   0.05       $   0.05       $   0.22
                                         ========       ========       ========



                 See notes to consolidated financial statements

                          ULTICOM, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (In thousands)

                                                         Common Stock        Additional     Retained
                                                   Number of                  Paid-In       Earnings
                                                    Shares      Par Value     Capital      (Deficit)       Total
                                                    ------      ---------     -------      ---------       -----
Balance, February 1, 1998                             32,727     $     --    $      10    $  (2,031)    $  (2,021)
   Net income                                                                                 1,567         1,567
                                                   ---------    ---------    ---------    ---------     ---------

Balance, January 31, 1999                             32,727           --           10         (464)         (454)
   Net income                                                                                 1,574         1,574
                                                   ---------    ---------    ---------    ---------     ---------

Balance, January 31, 2000                             32,727           --           10        1,110         1,120
   Net income                                                                                 9,077         9,077
   Exercise of stock options                              53           --          546                        546
   Tax benefit of dispositions of stock options                                  1,075           --         1,075
   Proceeds from sale of stock                         7,731           --      195,231           --       195,231
                                                   ---------    ---------    ---------    ---------     ---------


Balance, January 31, 2001                             40,511    $      --    $ 196,862    $  10,187     $ 207,049
                                                   =========    =========    =========    =========     =========


                 See notes to consolidated financial statements

                          ULTICOM, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                              January 31,

                                                                    1999         2000          2001
                                                                 ---------     ---------     ---------
Cash flows from operating activities:
Net income                                                       $   1,567     $   1,574     $   9,077
Adjustments to reconcile net income to net cash provided by
operating activities:
   Depreciation and amortization                                     1,408         1,689         2,448
   Deferred income taxes                                               276          (258)         (119)

  Changes in assets and liabilities:
   Accounts receivable                                                (140)       (1,637)       (4,594)
   Due from related parties                                            118           653            (3)
   Inventories                                                          91          (939)          187
   Prepaid expenses and other current assets                            56          (335)          (27)
   Accounts payable and accrued expenses                               335         2,071        10,873
   Deferred revenue                                                    263         4,819         3,210
   Other                                                               (14)         (507)          (35)
                                                                 ---------     ---------     ---------
        Net cash provided by operating activities                    3,960         7,130        21,017
                                                                 ---------     ---------     ---------
Cash flows from investing activities:
   Purchases of property and equipment                              (1,254)       (2,853)       (4,296)
   Purchases of investments, net                                        --            --       (31,077)
   Capitalization of software development costs                       (508)         (632)           --
                                                                 ---------     ---------     ---------
        Net cash used in investing activities                       (1,762)       (3,485)      (35,373)
                                                                 ---------     ---------     ---------

Cash flows from financing activities:
   Proceeds from exercise of  stock options                             --            --           546
   Proceeds from the issuance of common stock in connection
      with public offerings                                             --            --       195,231
   Note payable, bank                                                   --         3,800        (3,800)
   Repayments to related parties                                      (238)       (3,690)         (617)
                                                                 ---------     ---------     ---------
          Net cash provided by (used in) financing activities         (238)          110       191,360
                                                                 ---------     ---------     ---------
Net increase in cash and cash equivalents                            1,960         3,755       177,004
Cash and cash equivalents, beginning of period                         584         2,544         6,299
                                                                 ---------     ---------     ---------
Cash and cash equivalents, end of period                         $   2,544     $   6,299     $ 183,303
                                                                 =========     =========     =========

Supplemental disclosures of cash flow  information:
Cash paid for interest                                               $  --         $  --     $     114
                                                                 =========     =========     =========
Cash paid for taxes                                                  $  --     $      48     $   2,954
                                                                 =========     =========     =========


                 See notes to consolidated financial statements

                          ULTICOM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED JANUARY 31, 1999, 2000 AND 2001

1.       BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Company Business and Background - Ulticom, Inc., ("the Company"), formerly DGM&S Telecom, Inc., a New Jersey corporation and subsidiary of Comverse Technology, Inc. ("Comverse"), is engaged in the design, development, manufacture, marketing and support of software and hardware for use in the communications industry. In May 1999, the Company amended its certificate of incorporation to change its name from DGM&S Telecom, Inc. to Ulticom, Inc.

         Recapitalization - In December 1998, the Company amended its certificate of incorporation to increase its authorized capital stock to 110,000,000 shares without par, of which 100,000,000 shares were designated as common stock and 10,000,000 shares were authorized without designation and available for issuance with such designations and relative rights, preferences and limitations as may be specified from time to time by the Board of Directors. On March 10, 2000, the Company amended its certificate of incorporation in connection with its initial public offering to increase its authorized capital stock to 210,000,000 shares without par, of which 200,000,000 have been designated as common stock and 10,000,000 shares have been authorized without designation and available for issuance with such designations and relative rights, preferences and limitations as may be specified from time to time by the Board of Directors.

         Effective as of December 31, 1998, the Board of Directors declared a stock dividend on the Company's outstanding common stock at the rate of 100,000 shares of common stock for each outstanding share of common stock. On March 13, 2000, the Board of Directors declared a stock dividend on the Company's outstanding common stock at the rate of 2.2727 shares of common stock for each outstanding share of common stock. All references to per share amounts and the number of shares in these financial statements have been adjusted to reflect the increase in authorized capital stock and the stock dividends referred to above.

         Public Offerings - On April 5, 2000, the Company issued 4,250,000 shares of common stock to the public at a price of $13.00 per share. The underwriters exercised their option to purchase 637,500 additional shares to cover over-allotments. The net proceeds of the offering were approximately $58,062,000. On October 17, 2000 the Company issued an additional 2,843,375 shares of common stock in an offering to the public at a price of $50.00 per share. The net proceeds of this offering were approximately $137,169,000.

         Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All material intercompany balances and transactions have been eliminated.

         Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

         Short-Term Investments - The Company classifies all of its short-term investments as held-to-maturity and are stated at cost, adjusted for amortization of premiums and discounts to maturity. Interest and amortization of premiums and discounts is included in interest income. As of January 31, 2001, all of the Company's short-term investments consisted of U.S. corporate debt securities with a market value of approximately $25,037,000. All of these short-term investments have a contractual maturity of one year or less.

         Fair Value of Financial Instruments - The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

         Concentration of Credit Risk - Financial instruments which potentially expose the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivables. The Company places its cash investments with high quality financial institutions. The Company believes no significant concentration of credit risk exists with respect to these cash investments. The Company sells its products to customers who are dispersed across many geographic regions and who are principally in the communications industry. The Company had one customer that represented 14% of gross accounts receivable as of January 31, 2001. The carrying amount of the financial instruments are reasonable estimates of their fair value.

         Inventories - Inventories are stated at the lower of cost or market. Cost is determined by the first in, first out (FIFO) method.

         Property and Equipment - Property and equipment are recorded at cost less accumulated depreciation and amortization. The Company depreciates its transportation equipment, furniture and equipment using straight-line depreciation over periods ranging from three to seven years. Leasehold improvements are amortized over the lesser of the term of the respective lease or the estimated useful lives of the improvements (7 years). The cost of maintenance and repairs are charged to operations as incurred. Significant renewals and betterments are capitalized.

         Income Taxes - The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. For federal income tax purposes, the Company's results were included in the Comverse consolidated tax return for the period that Comverse retained beneficial ownership of at least 80% of the total voting power and value of the outstanding common stock of the Company. Income taxes were determined as if the Company was a separate taxpayer. Income tax currently payable was charged to the Due to Related Parties account in the period that the liability arose and the Company was included in the Comverse consolidated return. Under the tax sharing agreement between the Company and Comverse, the Company does not receive any benefit for losses that it incurs. Upon completion of the Company's public offering on October 17, 2000, Comverse's ownership was reduced below 80% of the total voting power and value of the outstanding Company common stock, and the Company is preparing its return on a stand-alone basis for the period from October 17, 2000 through January 31, 2001.

         Revenue and Expense Recognition - Revenues from product sales are generally recognized upon shipment. The Company provides its customers with post-contract support services, which generally consist of bug-fixing and telephone access to the Company's technical personnel, but may also include the right to receive product updates, upgrades and enhancements. Revenue from these services is recognized ratably over the contract period. Post-contract support services included in the initial licensing fee are allocated from the total contract amount based on the relative fair value of vendor specific objective evidence ("VSOE"). For multi-element arrangements, VSOE of fair value is determined based on the price charged when the same element is sold separately or, for elements not yet being sold separately, the price established by management having the relevant authority. If VSOE of fair value does not exist for one or more delivered elements of a multi-element arrangement and VSOE of fair value exists for all undelivered elements, then revenue is recognized using the "residual method."

         Deferred revenue consists primarily of amounts billed to customers pursuant to terms specified in contracts but for which revenue has not been recognized.

         Included in sales are license revenues amounting to approximately $7,946,000, $5,270,000, and $11,642,000 for the years ended January 31, 1999,
2000 and 2001. The related costs of revenues associated with these license revenues were not material in each of the periods presented.

         Expenses incurred in connection with research and development activities, other than certain software development costs that are capitalized, and selling, general and administrative expenses are charged to operations as incurred.

         Software Development Costs - Software development costs are capitalized upon the establishment of technological feasibility and are amortized over the estimated useful life of the software, which has been four years or less. Amortization begins in the period when the product is available for general release to customers. Amortization expenses amounted to $134,000, $287,000, and $323,000 for the years ended January 31, 1999, 2000 and 2001, respectively. In the year ended January 31, 1999, the Company recorded an impairment loss of $619,000 to reduce the carrying value of the software development costs to their net realizable value.

         Comprehensive Income - In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, Reporting Comprehensive Income. The statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The statement became effective for the Company beginning January 1, 1998. For all periods presented, the Company had no components of comprehensive income other than net income.

         Long-Lived Assets - The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events change, or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of an asset and its eventual disposition is less than its carrying amount. The Company has identified no such impairment losses.

         Pervasiveness of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Recent Accounting Pronouncements - In 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which was subsequently amended by SFAS Nos. 137 and 138 (collectively "SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 effective February 1, 2001. The adoption of SFAS 133 will not have a material effect on the Company's operations or financial position.

         Reclassifications - Certain prior year balances have been reclassified to conform with the current year classification.

2.       INVENTORIES

     Inventories consist of the following:

                                                 January 31,
                                                 -----------
                                         2000                  2001
                                         ----                  ----
                                               (In thousands)

     Work in process                      $  709               $  847
     Finished goods                        1,103                  778
                                         -------              -------
                                         $ 1,812              $ 1,625
                                         =======              =======

3.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:
                                                                                           January 31,
                                                                                           -----------
                                                                                  2000                   2001
                                                                                  -----                  ----
                                                                                          (In thousands)
     Furniture and equipment                                                      $ 4,407              $ 8,087
     Transportation equipment                                                         --                    17
     Leasehold improvements                                                           158                  523
                                                                                  -------              -------
                                                                                    4,565                8,627
     Less: accumulated depreciation                                                (1,375)              (2,899)
                                                                                  -------              -------
                                                                                  $ 3,190              $ 5,728
                                                                                  =======              =======


4.       OTHER ASSETS

         Other assets consist of the following:
                                                                                         January 31,
                                                                                         -----------
                                                                                   2000                  2001
                                                                                   ----                  ----
                                                                                         (In thousands)

     Software development costs, net of accumulated
        amortization of $2,431 and $2,754                                          $   658              $ 335
     Other assets                                                                      494                162
                                                                                 ---------              -----
                                                                                 $   1,152              $ 497
                                                                                 =========              =====


5.        ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following:

                                                                                         January 31,
                                                                                         -----------
                                                                                   2000                  2001
                                                                                   ----                  ----
                                                                                        (In thousands)

     Accounts payable                                                               $ 716              $ 2,415
     Accrued salaries and benefits                                                  2,039                3,943
     Income taxes payable                                                              --                2,283
     Other                                                                          1,470                5,382
                                                                                  -------             --------
                                                                                  $ 4,225             $ 14,023
                                                                                  =======             ========


6.        RELATED PARTY TRANSACTIONS

         The Company sells products and provides services to other subsidiaries of Comverse. Sales to related parties were approximately $3,789,000, $4,679,000, and $7,600,000 for the years ended January 31, 1999, 2000 and 2001, respectively. The amounts charged to related parties for administrative services were approximately $644,000, $42,000 and $0 for the years ended January 31, 1999, 2000 and 2001, respectively. These charges are included in their entirety in selling, general and administrative expenses. The Company was charged interest on balances owed to Comverse amounting to approximately $419,000, $362,000, and $0 for the years ended January 31, 1999, 2000 and 2001, respectively.

         The Company has a services agreement with Comverse. Under this agreement, Comverse provides the Company with various administrative and consulting services. The Company has agreed to pay to Comverse a quarterly fee of $150,000, payable in arrears at the end of each fiscal quarter, in consideration for all services provided by Comverse during such fiscal quarter. The Company was charged $600,000 in each of the years ended January 31, 1999, 2000 and 2001 for consulting and other corporate services provided by Comverse. In addition, the Company has agreed to reimburse Comverse for any out-of-pocket expenses incurred by Comverse in providing the services. The term of the agreement extends to January 31, 2003 and is automatically extended for additional twelve-month periods unless terminated by either party.

         In January 2000, the Company secured a bank loan in the amount of $3.8 million in order to repay debt owed to Comverse. A portion of the proceeds from the Company's initial public offering were used to repay the bank loan in July 2000.

7.       STOCK OPTIONS

         Employee Stock Options-At January 31, 2001, 3,802,471 shares of common stock were reserved for issuance upon exercise of options then outstanding and 2,644,439 options were available for future grant under the Company's stock option plan. Options under the plan may be granted to key employees, directors, and other persons rendering services to the Company. Options which are designated as "incentive stock options" under the option plan may be granted with an exercise price not less than the fair market value of the underlying shares at the date of grant and are subject to certain quantity and other limitations specified in Section 422 of the Internal Revenue Code. Options which are not intended to qualify as incentive stock options may be granted at any price, but not less than the par value of the underlying shares, and without restriction as to amount. The options and the underlying shares are subject to adjustment in accordance with the terms of the plan in the event of stock dividends, recapitalizations and similar transactions.

         The changes in the number of options were as follows:

                                                                        Years ended January 31,
                                                                        -----------------------
                                                             1999                 2000                   2001
                                                             ----                 ----                   ----
     Outstanding at beginning of period                          --            2,899,612               3,272,700
     Granted during the period                            3,655,606              877,084                 843,723
     Exercised during the period                                 --                   --                 (53,090)
     Canceled, terminated and expired                      (755,994)            (503,996)               (260,862)
                                                          ---------           ----------               ---------
     Outstanding at end of period                         2,899,612            3,272,700               3,802,471
                                                          =========           ==========               =========


         Substantially all of the options outstanding as of January 31, 2001 vest in four equal annual increments from the date on which the Company completed the initial public offering of its common stock, or for options issued after the initial public offering, in four year increments from the date of grant. Weighted average option exercise price information was as follows:

                                                                         Years ended January 31,
                                                                         -----------------------
                                                             1999                 2000                 2001
                                                             ----                 ----                 ----
     Outstanding at beginning of period                        $  --              $  2.21              $  2.57
     Granted during the period                                  2.17                 3.71                16.84
     Exercised during the period                                  --                   --                10.28
     Canceled, terminated and expired                           1.99                 2.51                 4.62
     Outstanding at end of period                               2.21                 2.57                 5.49

           Significant option groups outstanding at January 31, 2001, and related weighted average price and life information were as follows:

                                                                 Weighted                           Weighted
                                              Weighted Average    Average                            Average
         Range of               Number           Remaining        Exercise       Number              Exercise
      Exercise Price          Outstanding     Contractual Life     Price       Exercisable            Price
      --------------          -----------     ----------------     -----       -----------            -----
    $ 1.99   -   $ 1.99        1,698,531            7.01          $ 1.99              --            $    --
    $ 2.75   -   $ 3.97        1,335,262            8.09            3.25              --                 --
    $13.00   -   $13.00          522,178            8.36           13.00          55,000              13.00
    $22.56   -   $27.47          246,500            8.85           25.81              --                 --
                               ---------         -------         -------        --------           ---------
                               3,802,471            7.69          $ 5.49          55,000            $ 13.00
                               =========         =======         =======        ========           =========

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its option plans. Accordingly, as all options have been granted at exercise prices equal to fair market value on the date of grant, no compensation expense has been recognized by the Company in connection with its stock-based compensation plans. Had compensation cost for the Company's stock plans been determined based upon the fair value at the date of grant for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would be reduced by approximately $196,763, $297,447 and $2,107,109 or $0.01, $0.01 and $0.05 per diluted share for the years ended January 31, 1999, 2000, and 2001, respectively. The weighted average fair value of the options granted during the years ended January 31, 1999, 2000 and 2001 is estimated at $0.66, $1.21, and $12.29, respectively, on the date of grant (using the Black-Scholes option pricing model) assuming an expected life of seven years for the years ended January 31, 1999 and 2000 and five years for the year ended January 31, 2001 and assuming the following weighted average assumptions: (i) volatility of 0% and risk free interest rate of 5.4% for the year ended January 31, 1999; (ii) volatility of 0% and risk free interest rate of 5.8% for the year ended January 31, 2000 and (iii) volatility of 90% and risk free interest rate of 5.6% for the year ended January 31, 2001.


8.       EMPLOYEE STOCK PURCHASE PLAN

        Upon completion of the Company's initial public offering, the Company adopted the 2000 Employee Stock Purchase Plan. Under the terms of this plan, an employee, who has been employed for at least three months, may apply up to 10% of his or her base salary to purchase shares of the Company's common stock. The price of the stock is 85% of the last sale price on NASDAQ on the first or last day of the offering period. The first plan offering period began in September 2000. There are 600,000 shares available under this plan and no shares have been issued as of January 31, 2001.


9.       EARNINGS PER SHARE ("EPS")

         Basic earnings per share is determined by using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential shares outstanding. The calculation for earnings per share for the years ended January 31, 1999, 2000, and 2001 was as follows:

                               January 31, 1999                January 31, 2000                January 31, 2001
                               -----------------               -----------------               ----------------
                                              Per Share                      Per Share                       Per Share
                          Income    Shares     Amount     Income    Shares     Amount    Income     Shares    Amount
                          ------    ------     ------     ------    ------     ------    ------     ------    ------
                                                     (In thousands, except per share data)
Basic EPS
Net income                $ 1,567    32,727     $ 0.05    $ 1,574    32,727  $ 0.05      $ 9,077     37,602    $0.24
                                                ======                       ======                            =====
Effect of dilutive
securities-options             --       360                    --     1,032                   --      3,113
                          -------    ------                ------    ------              -------     ------
Diluted EPS               $ 1,567    33,087     $ 0.05    $ 1,574    33,759  $ 0.05      $ 9,077     40,715    $0.22
                          =======    ======     ======    =======    ======  ======      =======     ======    =====

10.      INTEREST INCOME (EXPENSE), NET

                  Interest income (expense), net consists of the following:

                                                                          Years Ended January 31,
                                                                          -----------------------
                                                               1999                 2000                2001
                                                               ----                 ----                ----
                                                                              (In thousands)
     Interest income                                           $   69              $  103              $ 6,396
     Interest expense                                            (419)               (374)                (114)
                                                               ------              ------              -------
     Net                                                       $ (350)             $ (271)             $ 6,282
                                                               ======              ======              =======


11.      INCOME TAXES

         The provision for income taxes consists of the following:

                                                                         Years Ended January 31,
                                                                         -----------------------
                                                                1999                 2000              2001
                                                                ----                 ----              ----
     Current:                                                                 (In thousands)

          Federal                                                $ 578            $ 1,075             $ 4,916
          State                                                     73                147                 764
                                                                ------            -------             -------
               Total current                                       651              1,222               5,680
                                                                ------            -------             -------
     Deferred (benefit):
          Federal                                                  249               (246)                (37)
          State                                                     27                (12)                (82)
                                                                ------            -------             -------
               Total deferred                                      276               (258)               (119)
                                                                ------            -------             -------
                                                                $  927            $   964             $ 5,561
                                                                ======            =======             =======


         The reconciliation of the U.S. Federal statutory tax rate to the Company's effective rate is as follows:

                                                                         Years Ended January 31,
                                                                         -----------------------
                                                                1999                 2000               2001
                                                                ----                 ----               ----
     U.S. Federal statutory rate                                  34%                  34%                 34%
     State taxes, net                                              3%                                       3%
                                                                                        4%
     Other                                                        --                    --                  1%
                                                         -----------            ----------            --------
     Company's effective tax rate                                 37%                  38%                 38%
                                                         ============           ==========            ========


         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's deferred tax asset and liability at January 31, 2000 and 2001 are as follows:

                                                           January 31,
                                                           -----------
                                                        2000       2001
                                                        -----     -----
                                                         (In thousands)
       Deferred tax asset:
            Accrued liabilities and other               $ 239     $ 608
            Allowance for doubtful accounts                93       146
                                                        -----     -----
                 Total deferred tax asset                 332       754
                                                        -----     -----
       Deferred tax liability:
            Depreciation                                 (164)     (467)
                                                        -----     -----
                 Total deferred tax liability            (164)     (467)
                                                        -----     -----
                  Net deferred tax asset (liability)    $ 168     $ 287
                                                        =====     =====


12.      BUSINESS SEGMENT INFORMATION

           The Company is engaged in one business segment: the design, development, manufacture, marketing and support of special software and hardware for the communications industry.

           Sales by country, as a percentage of total sales, is as follows:

                                     Years Ended January 31,
                                     -----------------------
                                      1999    2000    2001
                                      ----    ----    ----

                     United States     49%     37%     38%
                     Germany           13%     12%     10%
                     Israel            20%     18%     16%
                     Sweden             3%     16%     15%
                     Other             15%     17%     21%
                                      ---     ---     ---
                          Total       100%    100%    100%
                                      ===     ===     ===


         For the year ended January 31, 1999, subsidiaries of Comverse and Siemens accounted for approximately 20% and 13%, respectively, of the Company's sales. For the year ended January 31, 2000, Ericsson, subsidiaries of Comverse, and Siemens accounted for approximately 20%, 18% and 12%, respectively, of the Company's sales. For the year ended January 31, 2001, Ericsson, subsidiaries of Comverse and Siemens accounted for approximately 18%, 16% and 10%, respectively, of the Company's sales.

         The Company had long-lived assets of $10,669,000 in the United States and $1,056,000 in France at January 31, 2001.

13.      COMMITMENTS AND CONTINGENCIES

         Leases - The Company leases office space under non-cancelable operating leases. Rent expense for all leased premises approximated $541,000, $593,000, and $847,000 for the years ended January 31, 1999, 2000 and 2001. For the year ended January 31, 1999, the Company received rental income from other subsidiaries of Comverse of $138,000 for their proportionate share of the leased space. For the years ended January 31, 2000 and 2001, the Company did not share office space with any subsidiaries of Comverse.

As of January 31, 2001, the minimum rent obligations of the Company were approximately as follows:



Years Ending January 31,                               Amount
------------------------                               ------
                                                  (In thousands)

          2002                                           $  881
          2003                                              904
          2004                                              929
          2005                                              954
          2006 and thereafter                             1,704
                                                  -------------
                                                       $  5,372
                                                  =============

14.     QUARTERLY INFORMATION (UNAUDITED)

The following table shows selected results of operations of each of the fiscal quarters during the years ended January 31, 2000 and 2001:

                                                                    Fiscal Quarter Ended
                                   -------------------------------------------------------------------------------------
                                   Apr. 30,  July 31,   Oct. 31,   Jan. 31,    Apr. 30,   July 31,   Oct. 31,   Jan. 31,
                                     1999      1999       1999       2000        2000       2000       2000       2001
                                     ----      ----       ----       ----        ----       ----       ----       ----
                                                         (In thousands, except per share amounts)
Sales                               $ 5,363   $ 6,069    $ 6,792    $ 7,607      $ 8,826   $10,591   $ 12,823    $ 15,201
Gross Profit                          3,475     3,993      4,445      5,035        5,879     7,095      8,658      10,320
Net income                              251       361        410        552          961     1,716      2,306       4,094

Diluted earnings per share
                                 $    0.01     $ 0.01     $ 0.01     $ 0.02       $ 0.03    $ 0.04     $ 0.06      $ 0.09
                                 =========     ======     ======     ======       ======    ======     ======      ======


                                   SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Ulticom, Inc.

                             By:     /s/ Shawn K. Osborne
                             Name:   Shawn K. Osborne
                             Date:   April 24, 2001
                             Title:  President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the dates indicated:

Signature                                 Title                                                  Date
/s/ Kobi Alexander                       Chairman of the Board and Director                      April 24, 2001
------------------
Kobi Alexander

/s/ Shawn K. Osborne                     President and Chief Executive Officer                   April 24, 2001
--------------------
Shawn K. Osborne

/s/ David Kreinberg                      Chief Financial Officer and Director                    April 24, 2001
-------------------
David Kreinberg

/s/ William F. Sorin                     Director                                                April 24, 2001
--------------------
William F. Sorin

/s/ Paul D. Baker                        Director                                                April 24, 2001
-----------------
Paul D. Baker

/s/ Yaacov Koren                         Director                                                April 24, 2001
----------------
Yaacov Koren

/s/ Ron Hiram                            Director                                                April 29, 2001
-------------
Ron Hiram

/s/ Rex A. Mc Williams                   Director                                                April 24, 2001
----------------------
Rex A. McWilliams


/s/ Zvi Bar-on                           Director                                                April 24, 2001
--------------
Zvi Bar-on
