Form 10-K405/A
period 2001-01-31
ULTICOM INC
filed 2001-05-30
CIK 1103184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 Amendment No. 1

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


           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
Title of each class                                  on which registered
-------------------                                  -------------------

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

                         [ X ] Yes           [    ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                     [   ]


           The aggregate market value of the voting stock held by non-affiliates of the registrant on May 11, 2001 was approximately $246,000,000. The closing price of the registrant's common stock on the NASDAQ National Market System on May 11, 2001 was $26.05 per share.

           There were 40,787,249 shares of the registrant's common stock outstanding on May 11, 2001.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                     None.



                     ---------------------------------------



           Signalware(R), Ultimate Call Control(R), are registered trademarks, and Ulticom, Inc.TM, NexworxTM, Ultimate Service Control, Programmable NetworkTM, Service Enabling SoftwareTM, Instant ConferencingTM, JTCAPTM, JISUPTM, JOAMTM, SoftserviceTM and NexworldTM are trademarks of the Company.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The following table sets forth certain information concerning the directors and executive officers of the Company. Each director has been elected to serve until the next annual meeting of the shareholders and each executive officer serves at the discretion of the Board of Directors.

NAME                             AGE      POSITION WITH THE COMPANY
----                             ---      -------------------------
Kobi Alexander (1)(2)             49      Chairman of the Board of Directors and Director
Shawn K. Osborne (1)              40      President and Chief Executive Officer and Director
David Kreinberg (1)               36      Chief Financial Officer and Director
William F. Sorin (1)(2)           52      Secretary and Director
Paul D. Baker                     42      Director
Yaacov Koren                      47      Director
Zvi Bar-On (3)(4)                 50      Director
Ron Hiram (2)(3)(4)               48      Director
Rex A. McWilliams (3)(4)          65      Director


----------------
(1)   Member of the executive committee
(2)   Member of the compensation committee
(3)   Member of the audit committee
(4)   Member of the stock option committee


BACKGROUND OF DIRECTORS AND EXECUTIVE OFFICERS

           Kobi Alexander has been a director since August 1995. Mr. Alexander, a founder of Comverse Technology, Inc. ("Comverse"), has served as Chairman of the Board of Directors of Comverse since September 1986, as Chief Executive Officer of Comverse since April 1987 and as a director of Comverse since its formation in October 1984. Mr. Alexander also served as President of Comverse from its formation in October 1984 until January 2001. Mr. Alexander also served as Co-Managing Director of Comverse's wholly-owned Israeli subsidiary, Comverse Network Systems Ltd. from its formation in 1982 until October 1986. From October 1984 to September 1986, Mr. Alexander served as Co-Chairman and Co-Chief Executive Officer of Comverse. Prior to the formation of Comverse Network Systems Ltd., in 1980 and 1981 Mr. Alexander served as an independent financial and business consultant to a number of multinational corporations. Between 1978 and 1980, Mr. Alexander worked in the Corporate Finance Department of Shearson Loeb Rhoades (now part of Citigroup). Mr. Alexander received a B.A., magna cum laude, in Economics from the Hebrew University of Jerusalem in 1977, and an M.B.A. in Finance from New York University in 1980. He has served as the Chairman of the High-Tech Research and Development Section of the Israeli Association of Industrialists.

           Shawn K. Osborne was named President and Chief Executive Officer in September 1997 and a director in January 2000. Mr. Osborne joined the Company in January 1997 as Vice President of Sales and Strategic Planning. From October 1994 to January 1997, Mr. Osborne was President and Vice President of Sales and Marketing of CellTel Data, a provider of wireless data systems and transaction services. Prior to joining CellTel, Mr. Osborne held senior level management positions with several high-technology communications companies, including Vice President of Sales of EBS (now ADCNewNet), and Vice President of Sales and Marketing of Cognitronics Corporation. Mr. Osborne received a B.S. in Computer Science from the State University of New York at Albany. He currently serves on the Board of Directors of the Telecommunications Industry Association.

           David Kreinberg was named Chief Financial Officer in December 1999 and a director in January 2000. He also serves as Vice President of Finance and Chief Financial Officer of Comverse, a position he has held since May 1999. He previously had served Comverse as Vice President of Finance and Treasurer from April 1996, and Vice President of Financial Planning from April 1994. Mr. Kreinberg is a Certified Public Accountant, and prior to joining Comverse he was a senior manager at Deloitte & Touche LLP. Mr. Kreinberg received a B.S., summa cum laude, in Accounting from Yeshiva University and an M.B.A. in Finance and International Business from Columbia University in 1986 and 1990, respectively.

           William F. Sorin has served as a director since August 1995. He has served as the Corporate Secretary and a director of Comverse since its formation in October 1984. He is an attorney engaged in private practice and is general counsel to Comverse. Mr. Sorin received a B.A. in Economics from Trinity College in 1970 and a J.D., cum laude, from Harvard Law School in 1973.

           Paul D. Baker was named a director in January 2000. He also serves as Vice President, Corporate Marketing and Corporate Communications of Comverse, a position he has held since joining Comverse in April 1991. Mr. Baker held various positions in sales, marketing, and corporate communications with Robotic Vision Systems, Inc. from 1984 to 1991. Mr. Baker received a B.S. in Management from Babson College in 1980 and an M.B.A. in Marketing Management from St. John's University in 1984.

           Yaacov Koren was named a director in January 2000. Mr. Koren is the Managing Director of Comverse Investments Ltd., an investment division of Comverse, a position he has held since July 1994. Additionally, Mr. Koren serves on the board of directors of several private companies, primarily companies in which the Comverse group is invested. Mr. Koren has over 20 years of experience in the investment and financial industries. Prior to joining Comverse, Mr. Koren was the Chief Executive Officer of Batucha Securities and Investments Ltd., an Israeli brokerage and portfolio management company. Mr. Koren is also a director of Lanoptics Ltd. and D.C.L. Technologies Ltd. Mr. Koren received his LL.B. from the Tel-Aviv University Law School in 1982.

           Zvi Bar-On was named a director in April 2000. Mr. Bar-On is the President and Chief Executive Officer of Component Control.Com, a business he founded in May 1998. The company is a manufacturer of aviation parts trading software. In 1984 he founded and subsequently managed Aero Support USA Inc., which was merged during 1997 with Kellstrom Industries. After the merger, Mr. Bar-On served as a consultant to Kellstrom until September 1998. From 1981 to 1983, he was employed as a Sales Manager and Marketing Director by Electro Methods Inc., becoming the company's President in 1983. He received an M.B.A. from New York University in 1981 and a B.S. in Mechanical Engineering from Brooklyn Polytechnic in 1976.

           Ron Hiram was named a director in April 2000. Mr. Hiram co-heads TeleSoft Partners' investment activities in Israel. TeleSoft Partners makes venture capital investments in telecommunications-focused companies and manages capital commitments in excess of $700 million in two funds. Prior to joining TeleSoft Partners, Mr. Hiram worked at Soros Fund Management L.L.C., focusing on private equity investments. He joined Soros Fund Management in 1995, became a Managing Director in January 1997 and a partner of Soros Private Equity Partners in 1998. Prior to joining Soros Fund Management, Mr. Hiram was at Lehman Brothers for 12 years, most recently serving as Managing Director. Mr. Hiram is also a director of Outboard Marine Corporation. Mr. Hiram received an M.B.A. from Columbia University in 1981.

           Rex A. McWilliams was named a director in April 2000. Mr. McWilliams is the Chairman of ODI Diagnostics, a position he has held since April 1999. Mr. McWilliams also has served as the Chairman of Newvent Management since January 1997. Newvent makes investments in several private New Jersey companies and in commercial real estate. Between 1974 and September 1997, Mr. McWilliams served as the Company's Chairman and Chief Executive Officer. Previously, he was a partner in Technology Management Group. He also was the Co-Founder of National Computer Analysts and served as its President from 1965 through 1970. Between 1957 and 1962, he was involved with computer development with RCA Computer Division. Mr. McWilliams has a B.S. in Mathematics/Physics from Morningside College, which he earned in 1958.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

           Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and officers, and persons who own beneficially more than ten percent (10%) of any class of equity securities to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a).

           Based solely on the reports received by the Company and on written representations from reporting persons, the Company believes that each of its directors, officers, and greater than ten percent (10%) beneficial owners made all filings required under Section 16(a) during the fiscal year ended January 31, 2001 on a timely basis, except that Comverse and each of the directors and officers of the Company filed their initial report on Form 3 after the date on which the Company's registration statement for its initial public offering was declared effective by the Commission.


ITEM 11.  EXECUTIVE COMPENSATION

           The following table sets forth information for the fiscal year ended January 31, 2000 and 2001 concerning the compensation the Company paid or accrued to the executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                                                        LONG TERM
                                                                                                      COMPENSATION
                                             YEAR                                                     STOCK OPTION      ALL OTHER
    NAME AND PRINCIPAL POSITION             ENDING           SALARY(1)             BONUS(2)              GRANTS       COMPENSATION
    ---------------------------             ------           ---------             --------              ------       ------------
Shawn K. Osborne, President and Chief      Jan. 2001         $206,462              $75,000               50,000         $14,433
Executive Officer                          Jan. 2000         $200,000              $60,000                  -           $13,988

David Kreinberg, Chief Financial           Jan. 2001             -                    -                     -              -
Officer (3)                                Jan. 2000             -                    -                     -              -


----------------

(1)   Includes salary and payments in lieu of earned vacation.

(2) Includes bonuses accrued for services performed in the year indicated, regardless of year of payment.

(3) Mr. Kreinberg does not receive any compensation from the Company. Mr. Kreinberg receives his compensation from Comverse. Mr. Kreinberg's services are provided to the Company under a services agreement with Comverse.

           The following table represents information concerning options granted during the year ended January 31, 2001 to the executive officers of the Company identified above under its employee stock option plans:

                     STOCK OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                POTENTIAL REALIZABLE VALUE AT
                                                                                                   ASSUMED ANNUAL RATES OF
                                   INDIVIDUAL GRANTS                                           APPRECIATION FOR OPTION TERM (1)
-------------------------------------------------------------------------------------------    --------------------------------

                          NUMBER OF       PERCENT OF TOTAL
                            SHARES       OPTIONS GRANTED TO
                          UNDERLYING        EMPLOYEES IN        EXERCISE
                           OPTIONS            FISCAL            PRICE PER       EXPIRATION
    NAME                   GRANTED             YEAR               SHARE            DATE           5%              10%
    ----                   -------             ----               -----            ----           --              ---
Shawn Osborne               50,000              5.9%             $13.00          04/05/10      $408,782        $1,035,933
David Kreinberg(2)            -                   -                 -               -                -                -


-----------------

(1) Represents the gain that would be realized if the options were held for their entire ten-year term and the value of the underlying shares increased at compounded annual rates of 5% and 10% from the fair market value at the date of option grants.

(2) During the fiscal year ended January 31, 2001, Mr. Kreinberg was granted options to purchase 100,000 shares of Comverse common stock in his capacity as Vice President of Finance and Chief Financial Officer of Comverse.

           The options have a term of ten years and become exercisable and vest in equal annual increments over a period of four years from the year of grant. The exercise price of the options is equal to the fair market value of the underlying shares at the date of grant.

           The following table sets forth, as to each executive officer identified above, the shares acquired on exercise of options during the year ended January 31, 2001, value realized, number of unexercised options held at January 31, 2001, currently exercisable and subject to future vesting, and the value of such options based on the closing price of the underlying shares on the NASDAQ National Market System at that date, net of the associated exercise price.

                    OPTION EXERCISES AND YEAR-END VALUE TABLE

   AGGREGATE OPTION EXERCISES IN THE YEAR ENDED JANUARY 31, 2001 AND VALUE OF
                    UNEXERCISED OPTIONS AT JANUARY 31, 2001


                                                  NUMBER OF UNEXERCISED OPTIONS HELD AT        VALUE OF UNEXERCISED IN-THE-MONEY
                         SHARES                              JANUARY 31, 2001                   OPTIONS HELD AT JANUARY 31, 2001
                      ACQUIRED ON      VALUE      -------------------------------------        ---------------------------------
     NAME               EXERCISE      REALIZED       EXERCISABLE       UNEXERCISABLE            EXERCISABLE         UNEXERCISABLE
     ----               --------      --------       -----------       -------------            -----------         -------------
Shawn Osborne            25,000       $887,500          25,000            490,905                 $715,625            $19,458,934
David Kreinberg (1)         -            -                -                98,181 (2)                -                 $3,891,797


----------------

(1) As of January 31, 2001, Mr. Kreinberg holds options to purchase 235,850 shares of Comverse common stock, of which 34,600 shares were exercisable and valued at $3,258,899 and 201,250 shares were unexercisable and valued at $11,209,765. During the year ended January 31, 2001 Mr. Kreinberg acquired 61,934 shares of Comverse common stock upon the exercise of options granted to him by Comverse, realizing an aggregate value of $4,868,851.

(2) Represents options to purchase from Comverse shares of the Company's common stock currently held by Comverse.

 EMPLOYMENT AGREEMENT

           The Company has entered into an employment agreement with Mr. Osborne, the President and Chief Executive Officer. The employment period terminates on January 31, 2003, but will be automatically extended for an additional two years unless either party notifies the other of its intention not to extend the employment period.

           Mr. Osborne is entitled to receive an annual base salary $225,000 for the fiscal year ending January 31, 2002. Mr. Osborne will be entitled to receive an annual bonus of up to $75,000 per year. The Board of Directors reviews Mr. Osborne's base salary annually and may, at its discretion, increase his base salary.

      If during the one-year period following a change in control, Mr. Osborne's employment is terminated either by (i) the Company for any reason other than cause, or (ii) by Mr. Osborne should the Company fail to continue his employment on substantially equivalent compensation terms, Mr. Osborne will be entitled to receive a payment equal to his annual base salary. In addition, for the purpose of determining the exercisability of his stock options, he will be deemed to have concluded an additional period of 24 months of employment with the Company.

           The Company or Mr. Osborne may terminate his employment at any time during the employment term upon giving 90 days' notice, except that no notice is required if the Company terminates Mr. Osborne's employment for cause. If the Company terminates Mr. Osborne's employment for reasons other than cause, he will be entitled to receive his earned but unpaid salary and bonus pro rated through the date of termination and, for the purpose of determining the exercisability of his stock options, he will be deemed to have concluded an additional period of 12 months of employment with the Company.


COMPENSATION OF DIRECTORS

           The directors do not currently receive any cash compensation for serving on the board of directors or any committee of the board. The directors are reimbursed for the expenses they incur in attending meetings of the board or board committees. Each of Messrs. Bar-On, Hiram and McWilliams received options to purchase 15,000 shares of common stock under the Company's stock incentive compensation plan upon completion of the Company's initial public offering in April 2000. Each such director will also be entitled to receive on an annual basis options to purchase 5,000 shares of common stock under the Company's Stock Option Plans at a price per share equal to the fair market value of the common stock as reported on the NASDAQ system on the date two business days after the publication of the audited year-end financial statements of the Company. These options vest incrementally based on the number of board meetings and committee meetings attended by such director over the year.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

           No interlocking relationship exists between the board of directors and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENFICIAL OWNERS AND MANAGEMENT

           The following table sets forth certain information concerning the beneficial ownership of shares of the Company's common stock on the part of the executive officers and directors of the Company and all persons known by the

Company to be beneficial owners of more than five percent of the outstanding common stock as at May 11, 2001.

                                                                         NUMBER OF SHARES
                                    RELATIONSHIP WITH THE                  BENEFICIALLY                 PERCENT OF TOTAL
      BENEFICIAL OWNER                     COMPANY                           OWNED(1)                 OUTSTANDING SHARES (2)
      ----------------                     -------                           --------                 ----------------------
PRINCIPAL STOCKHOLDERS:
Comverse Technology, Inc.           Stockholder                             31,271,375    (3)                  76.7%


DIRECTORS AND EXECUTIVE OFFICERS:
Kobi Alexander                      Chairman of the Board of                 1,141,263    (4)                  2.8%
                                    Directors and Director
Shawn Osborne                       President and Chief                        152,726                           *
                                    Executive Officer and
                                    Director
David Kreinberg                     Chief Financial Officer                     36,772                           *
                                    and Director
William F. Sorin                    Secretary and Director                      29,409                           *
Paul D. Baker                       Director                                    14,182                           *
Yaacov Koren                        Director                                     4,091                           *
Zvi Bar-On                          Director                                    14,500                           *
Ron Hiram                           Director                                    11,000                           *
Rex McWilliams                      Director                                    10,000                           *

All directors and executive
officers as a group (9 persons)                                              1,413,943                         3.5%


-----------
* Less than 1%

(1) Includes outstanding shares and shares issuable upon the exercise of stock options that are exercisable at or within 60 days after May 11, 2001. Does not include shares issuable upon exercise of stock options that are not exercisable until more than 60 days after May 11, 2001. The shares subject to stock options held by individuals identified above as of May 11, 2001 consist of the following:

                                                  NUMBER OF SHARES OF COMMON STOCK SUBJECT TO
                                                                    OPTIONS
                                                  -------------------------------------------
                                                   EXERCISABLE AT OR      NOT EXERCISABLE AT OR
                                                 WITHIN 60 DAYS AFTER     WITHIN 60 DAYS AFTER
                                                     MAY 11, 2001              MAY 11, 2001
                                                     ------------              ------------
     Kobi Alexander.............................              -                         -
     Shawn K. Osborne...........................        147,726                   443,179
     David Kreinberg............................         24,545                    73,636
     William F. Sorin...........................         19,409                    24,545


     Paul D. Baker..............................          8,182                    24,545
     Yaacov Koren...............................          4,091                    12,273
     Zvi Bar-On.................................         10,000                     5,000
     Ron Hiram..................................         10,000                     5,000
     Rex A. McWilliams..........................         10,000                     5,000
     All directors and executive officers
      as a group................................        233,953                   593,178


(2) Based on 40,787,249 shares of common stock issued and outstanding on May 11, 2001, excluding, except as otherwise noted, shares of common stock issuable upon exercise of outstanding stock options.

(3) Includes 1,109,490 shares of common stock owned by Messrs. Alexander and Kreinberg which Comverse has a right to vote.

(4) Includes 44,000 shares of common stock owned by the Alexander Charitable Foundation, of which Mr. Alexander is the trustee.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           During the fiscal year ended January 31, 2001, the Company had the following agreements and other relationships with Comverse and its subsidiaries. Each of Kobi Alexander, David Kreinberg, William Sorin, Paul Baker and Yaacov Koren is an officer and/or employee of Comverse or any of its subsidiaries (other than the Company).

SERVICES AGREEMENT

           The Company has a services agreement with Comverse. Under this agreement, Comverse provides the Company with the following services:

      o consulting services with respect to financial planning and reporting;

      o     routine legal services;

      o     administration of employee benefit plans;

      o maintaining in effect a policy of directors' and officers' liability insurance covering the Company's directors and officers; and

      o     consulting services with respect to public relations.

           The Company pays Comverse a quarterly fee of $150,000 for the services provided by Comverse during each fiscal quarter. In addition, the Company agreed to reimburse Comverse for any out-of-pocket expenses incurred by Comverse in providing the services. During the year ended January 31, 2001, the Company paid Comverse an aggregate fee of $600,000 for services provided under the services agreement and no amounts were paid to Comverse for reimbursement of out-of-pocket expenses. The term of this agreement extends to January 31, 2003 and is automatically extended for additional twelve-month periods unless terminated by either Comverse or the Company. This agreement currently covers the services of Mr. Kreinberg who was paid aggregate salary and bonus of $350,000 by Comverse in the fiscal year ended January 31, 2001. The Company believes that the terms of this agreement are as favorable as could have been obtained from an unaffiliated third party.



FEDERAL INCOME TAX SHARING AGREEMENT

           The Company has a tax sharing agreement with Comverse. Comverse is the parent company of a group of companies which includes the Company and for which Comverse files consolidated federal income tax returns. Upon completion of the public offering of the Company's common stock on October 17, 2000, the Company ceased to be included in the Comverse consolidated group for federal income tax purposes. However, prior to the completion of that offering the Company was included in the Comverse consolidated group for federal income tax purposes and the Company did not file its own federal income tax returns. Under the terms of the tax sharing agreement, during years in which Comverse filed a consolidated federal income tax return which included the Company, the Company paid Comverse an amount equal to its separate tax liability. The Company's separate tax liability was that amount of federal income tax that it would have owed if it had filed a tax return independent of the Comverse group. If the calculation of its separate tax liability for any such year resulted in a net operating loss, the Company was not entitled to receive any payments from Comverse with respect to such net operating loss in such year or as a result of carrying such net operating loss back to any prior year or forward to any future year. The tax sharing agreement continues in effect until sixty days after the expiration of the applicable statute of limitations with respect to the final year of the Comverse group which included the Company.


PATENT LICENSE AGREEMENT

           In January 2000, Comverse and Lucent Technologies, Inc. ("Lucent"), acting through subsidiary patent holding companies on behalf of themselves and their various subsidiaries and affiliates, entered into a non-exclusive cross-licensing arrangement covering current and certain future patents issued to Comverse and its affiliates and a portfolio of current and certain future patents in the area of telecommunications technology issued to Lucent and its affiliates. Under that arrangement, and pursuant to a patent license agreement between the Company and Comverse, Lucent is entitled to non-exclusive royalty-free licenses under any patents granted to the Company or which the Company obtains the right to license during the term of the agreement, and the Company is entitled to a non-exclusive royalty-free sublicense to all patents that are licensed by Lucent to Comverse.


LICENSE AGREEMENT

           The Company has a license agreement with Comverse Network Systems Ltd., a subsidiary of Comverse. Under this agreement, the Company granted Comverse Network Systems an irrevocable, perpetual, royalty-free, non-exclusive license to use certain elements of the Company's Signalware software for incorporation into Comverse Network Systems' products. Specifically, the license granted to Comverse Network Systems includes the following rights:

      o the right to install and use the Company's software products at any of Comverse Network Systems' sites and locations;

      o the right to install and use the Company's software products on or in connection with any Comverse Network Systems product;

      o     the right to use and execute the software products on any platform;

      o the right to create, add to, enhance or modify the Company's software products; and

      o the right to sublicense and/or otherwise provide the Company's software products to others provided that such products cannot be licensed as a stand-alone interface.

           Comverse Network Systems may not use or sublicense to others any of the Company's software products except on or as an element of a Comverse Network Systems product. Any additions, enhancements or other modifications made by Comverse Network Systems to the Company's software products shall be the property of Comverse Network Systems.

           The term of this agreement is ten years, commencing on February 1, 2000. Thereafter, the agreement will automatically renew for one-year periods unless terminated by either Comverse Network Systems or the Company. The license granted by the Company under the agreement, and any sublicenses granted by Comverse Network Systems, survive termination or expiration of the agreement.

           Since Comverse's acquisition of the Company in August 1995, Comverse Network Systems has been using the Company's Signalware software on a royalty-free basis. The Company entered into this agreement with Comverse Network Systems in order to formalize this existing arrangement with Comverse Network Systems. Although the Company did not receive any consideration from Comverse Network Systems for entering into this agreement, during the year ended January 31, 2001, the Company earned $7.6 million of revenues from sales of its interface boards to Comverse Network Systems upon Comverse Network System's deployment of its products which included the Company's Signalware software.


DEVELOPMENT AND PRODUCTION AGREEMENT

           The Company has a development and production agreement with Comverse Network Systems. Under this agreement, the Company agreed to design and develop for Comverse Network Systems a signaling system #7 signaling link module board.

Comverse Network Systems agreed to purchase from the Company minimum quantities of this and other types of boards at prices which the Company believes are competitive given the committed quantities. Comverse Network Systems may also purchase from the Company additional boards over the minimum quantities at its sole discretion. If requested by Comverse Network Systems, for an additional fee the Company will furnish repair and/or replacement services to Comverse Network Systems for boards purchased under this agreement. During the year ended January 31, 2001, the boards were still under development and the Company did not earn revenue under this agreement.


REGISTRATION RIGHTS AGREEMENT

           The Company has entered into a registration rights agreement with Comverse under which Comverse may require the Company to register for public sale under the Securities Act shares of its common stock held by Comverse, as well as any shares that are or have been acquired by directors, officers and employees of Comverse upon the exercise of options granted to them by Comverse. Comverse also has the right to require the Company to register shares of the Company's common stock held by Comverse or its directors, officers and employees at any time the Company registers its common stock for sale.

           The Company has agreed to pay all expenses that result from registration of its common stock under the registration rights agreement, other than underwriting commissions for such shares and taxes. It has also agreed to indemnify Comverse, its directors, officers and employees against liabilities that may result from their sale of the Company's common stock, including Securities Act liabilities.


BUSINESS OPPORTUNITIES AGREEMENT

           The Company has a business opportunities agreement with Comverse which addresses potential conflicts of interest between Comverse and the Company. This agreement allocates between Comverse and the Company opportunities to pursue transactions or matters that, absent such allocation, could constitute corporate opportunities of both companies. The Company is precluded from pursuing an opportunity offered to any person who is a director of the Company but not an officer or employee of the Company and who is also an officer or employee of Comverse, unless Comverse fails to pursue such opportunity diligently. Comverse is precluded from pursuing an opportunity offered to any person who is a director of Comverse but not an officer or employee of Comverse and who is also an officer or employee of the Company, unless the Company fails to pursue such opportunity diligently. The Company is also precluded from pursuing an opportunity offered to any person who is an employee or officer of both companies or a director of both companies, unless Comverse fails to pursue such opportunity diligently. Each of Kobi Alexander, David Kreinberg, William Sorin and Paul Baker is an officer and/or employee of Comverse, Yaacov Koren is an officer and employee of Comverse Investments Ltd., a subsidiary of Comverse and Ron Hiram is a nominee for election as a director of Comverse. Accordingly, the Company may be precluded from pursuing transactions or opportunities that it would otherwise be able to pursue if it were not affiliated with Comverse. The

Company has agreed to indemnify Comverse and its directors and officers against any liabilities arising out of any claim that any provision of the agreement or the failure to offer any business opportunity to the Company violates or breaches any duty that may be owed to it by Comverse or any of its directors or officers.


GUARANTEE OF THE LEASE FOR THE COMPANY'S  FORMER DALLAS FACILITY

           Comverse has guaranteed the payment of rent and the performance of all obligations under the lease for the Company's former facility in Dallas, Texas. This lease and the Comverse guarantee expired in October 2000. During the year ended January 31, 2001, no payments were made by Comverse under this guarantee.

                                   SIGNATURES


           Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          Ulticom, Inc.

                          By: /s/ Shawn K. Osborne
                              ----------------------------------------------
                              Name: Shawn K. Osborne
                              Date: May 29, 2001
                              Title: President and Chief Executive Officer