Form 10-Q
period 2001-04-30
ULTICOM INC
filed 2001-06-13
CIK 1103184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the quarterly period ended April 30, 2001

                                       or

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

                                         [ X ] Yes [  ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

               The number of shares of Common Stock, no par value,
                 Outstanding as of June 08, 2001 was 40,883,881.


                            Page 1 of 16 Total Pages

                                     PART I


                              Financial Information

ITEM 1. Financial Statements.

                                                                        Page
                                                                        ----

    1.          Condensed Consolidated Balance Sheets as
                of January 31, 2001 and April 30, 2001 (unaudited)         3

    2.          Condensed Consolidated Statements of Income
                for the Three Month Periods
                Ended April 30, 2000 and 2001 (unaudited)                  4

    3.          Condensed Consolidated Statements of Cash
                Flows for the Three Month Periods Ended
                April 30, 2000 and 2001 (unaudited)                        5

    4.          Notes to Condensed Consolidated Financial
                Statements                                                 6


ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.                     8



                            Page 2 of 16 Total Pages

                          ULTICOM, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

ASSETS
------
                                                                 January 31,   April 30,
                                                                    2001*        2001
                                                                              (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                      $183,303     $195,621
   Short-term investments                                           25,577       18,530
   Accounts receivable, net                                          7,756        8,374
   Due from related parties                                          1,012        1,622
   Inventories                                                       1,625        1,383
   Prepaid expenses and other current assets                           435          383
   Deferred tax asset                                                  332          754
                                                                  --------     --------
TOTAL CURRENT ASSETS                                               220,040      226,667
PROPERTY AND EQUIPMENT, net                                          5,728        5,746
INVESTMENTS                                                          5,500        5,550
OTHER ASSETS                                                           919          449
                                                                  --------     --------
TOTAL ASSETS                                                      $232,187     $238,412
                                                                  ========     ========

---------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                          $ 14,023     $ 16,093
   Deferred revenue                                                 10,648        9,665
                                                                  --------     --------
TOTAL CURRENT LIABILITIES                                           24,671       25,758
                                                                  --------     --------

LONG-TERM LIABILITIES                                                  467          467
                                                                  --------     --------

STOCKHOLDERS' EQUITY:
   Common stock, no par value -
      authorized, 200,000,000 shares;
     issued and outstanding, 40,510,965 and 40,747,883 shares            -            -
Additional paid-in capital                                         196,862      197,826
   Retained earnings                                                10,187       14,331
   Cumulative translation adjustment                                     -           30
                                                                  --------     --------
TOTAL STOCKHOLDERS' EQUITY                                         207,049      212,187
                                                                  --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $232,187     $238,412
                                                                  ========     ========


   *The Condensed Consolidated Balance Sheet as of January 31, 2001 has been summarized from the Company's audited Consolidated Balance Sheet as of that date. The accompanying notes are an integral part of these financial statements.


                            Page 3 of 16 Total Pages

                          ULTICOM, INC. AND SUBSIDIARY
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                      (In thousands, except per share data)


                                                        Three months ended
                                                    April 30,       April 30,
                                                      2000            2001


Sales                                                $ 8,826         $17,033
Cost of sales                                          2,947           5,416
                                                     -------         -------
Gross profit                                           5,879          11,617


Operating expenses:
Research and development                               1,960           3,441
Selling, general and administrative                    2,586           4,342
                                                     -------         -------
Income from operations                                 1,333           3,834

Interest and other income, net                           216           2,796
                                                     -------         -------

Income before income tax provision                     1,549           6,630
Income tax provision                                     588           2,486
                                                     -------         -------

Net income                                           $   961         $ 4,144
                                                     =======         =======

Earnings per share:
Basic                                                $  0.03         $  0.10
                                                     =======         =======
Diluted                                              $  0.03         $  0.10
                                                     =======         =======


   The accompanying notes are an integral part of these financial statements.



                            Page 4 of 16 Total Pages

                          ULTICOM, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                    Three months ended
                                                                  April 30,      April 30,
                                                                    2000           2001
Cash flows from operating activities:
Net cash from operations after adjustment for non-cash items     $   1,541      $   4,620
Changes in assets and liabilities:
     Accounts receivable                                              (822)          (618)
     Due from related parties                                         (136)          (610)
     Inventories                                                        43            243
     Prepaid expenses and other current assets                         162             53
     Accounts payable and accrued expenses                           1,113          2,069
     Deferred revenue                                                  233           (982)
     Other                                                             (13)           454
                                                                 ---------      ---------
Net cash provided by operating activities                            2,121          5,229
                                                                 ---------      ---------

Cash flows from investing activities:
     Purchases of property and equipment                              (400)          (872)
     Maturities and sales (purchases) of investments, net          (19,428)         6,997
                                                                 ---------      ---------
Net cash provided by (used in) investing activities                (19,828)         6,125
                                                                 ---------      ---------

Cash flows from financing activities:
     Proceeds from the sale of common stock                         58,062              -
     Proceeds from issuance of common stock                              -            964
     Repayments to related parties                                     (23)             -
                                                                 ---------      ---------
Net cash provided by financing activities                           58,039            964
                                                                 ---------      ---------

Net increase in cash and cash equivalents                           40,332         12,318
Cash and cash equivalents, beginning of period                       6,299        183,303
                                                                 ---------      ---------
Cash and cash equivalents, end of period                         $  46,631      $ 195,621
                                                                 =========      =========



   The accompanying notes are an integral part of these financial statements.



                            Page 5 of 16 Total Pages

                          ULTICOM, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



                  Basis of Presentation. The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the annual period ended January 31, 2001. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three month period ended April 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

                  Inventories. The composition of inventories at January 31 and April 30, 2001 is as follows:

                                          January 31,          April 30,
                                             2001                2001
                                                  (In thousands)
                  Work in process         $       847        $       707
                  Finished goods                  778                676
                                          -----------        -----------
                                          $     1,625        $     1,383
                                          ===========        ===========






                            Page 6 of 16 Total Pages

                  Earnings Per Share. For the three month periods ended April 30, 2000 and 2001, the computation of basic earnings per share is based on the weighted average number of outstanding common shares. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding. The shares used in the computations are as follows:


                                               Three months ended
                                                   April 30,
                                               2000        2001
                                                (In thousands)

                  Basic                       34,100      40,565
                  Diluted                     36,420      43,597



         Recent Accounting Pronouncements. In 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which was subsequently amended by SFAS Nos. 137 and 138 (collectively "SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 effective February 1, 2001. The adoption of SFAS 133 did not have a material effect on the Company's operations or financial position.





                            Page 7 of 16 Total Pages

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

         Results of Operations.

                  Sales. Sales for the three month period ended April 30, 2001 increased by approximately $8,207,000 (93%) compared to the corresponding period in 2000. The increase is attributable primarily to a higher volume of sales and deployments of our Signalware products worldwide, especially to customers who provide wireless communication services or who sell products enabling the convergence of voice and data networks. Sales to international customers represented 48% of our sales for the three month period ended April 30, 2001 compared to 65% of our sales in the corresponding 2000 period. Sales to our customers in the U.S. represented 52% for the three month period ended April 30, 2001 compared to 35% in the corresponding 2000 period.

                  Cost of Sales. Cost of sales for the three month period ended April 30, 2001 increased by approximately $2,469,000 (84%) compared to the corresponding period in 2000. Material costs increased by approximately $83,000, personnel-related costs increased by approximately $1,328,000 and depreciation and amortization costs increased by approximately $730,000 for the three month period ended April 30, 2001. Gross margins (expressed as a percentage of sales) for the three month period ended April 30, 2001 increased to approximately 68% from approximately 67% in the corresponding 2000 period.

                  Research and Development Expenses. Research and development expenses for the three month period ended April 30, 2001 increased by approximately $1,481,000 (76%) compared to the corresponding period in 2000 due to the overall growth of research and development operations. The increase was primarily attributable to an increase in personnel-related costs for the three month period ended April 30, 2001 of approximately $1,471,000 due to the hiring of additional personnel and increased compensation and benefits of existing personnel.

                  Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three month period ended April 30, 2001 increased by approximately $1,756,000 (68%) compared to the corresponding period in 2000. The increase is due primarily to the growth and expansion of activities in sales, marketing and administration. Personnel-related costs increased by approximately $954,000 for the three month period ended April 30, 2001 which primarily was due to the expansion of our marketing and sales department. Legal and consulting fees increased by approximately $116,000 for the three month period ended April 30, 2001 due to matters related to the expansion of our operations. Marketing costs increased by approximately $228,000 for the three month period ended April 30, 2001 due to the increased activity in advertising and tradeshows. Travel and entertainment costs increased by approximately $284,000 for the three month period ended April 30, 2001 due to the expansion of our sales department and selling activities.



                            Page 8 of 16 Total Pages

                  Interest and other income, net. Interest and other income, net for the three month period ended April 30, 2001 increased by approximately $2,580,000 as compared to the 2000 period. The increase was primarily a result of increased interest income of approximately $2,520,000 for the three month period ended April 30, 2001 resulting from the investment of proceeds from the Company's public offerings.

                  Income Tax Provision. Provision for income taxes for the three month period ended April 30, 2001 increased by $1,898,000 (323%) compared to the corresponding period in 2000 due to increased pre-tax income. The overall effective tax rate was approximately 37.5% and 38.0% in the three month periods ended April 30, 2001 and 2000, respectively.

                  Net Income. Net income for the three month period ended April 30, 2001 increased by approximately $3,183,000 (331%) compared to the corresponding period in 2000, primarily as a result of the factors described above. Net income as a percentage of sales increased to approximately 24% in the three month period ended April 30, 2001 from approximately 11% in the three month period ended April 30, 2000.

         Liquidity and Capital Resources. At April 30, 2001, the Company had cash and cash equivalents of approximately $195,621,000 and working capital of approximately $200,909,000.

         Operations for the three months ended April 30, 2001 and 2000, after adding back non-cash items, provided cash of approximately $4,620,000 and $1,541,000, respectively. Other changes in operating assets and liabilities provided cash of approximately $609,000 and $580,000 for the three months ended April 30, 2001 and 2000, respectively.

         Investment activities for the three months ended April 30, 2001 and 2000 provided (used) cash of approximately $6,125,000 and ($19,828,000), respectively. These amounts include additions of property and equipment in the three months ended April 30, 2001 and 2000 of approximately $872,000 and $400,000, respectively and maturities and sales (purchases) of short-term investments of $6,997,000 and ($19,428,000) in the three months ended April 30, 2001 and 2000, respectively.

         Financing activities for the three months ended April 30, 2001 and 2000 provided cash of approximately $964,000 and $58,039,000, respectively. These amounts included (i) $58,062,000 of net proceeds from the issuance of common stock in connection with the Company's stock offering in the 2000 period; (ii) proceeds from the exercise of stock options and employee stock purchase plan in the amount of $964,000 in the 2001 period; and (iii) repayments to related parties of $23,000 in the 2000 period.

         The Company may pursue acquisitions of businesses, products or technologies in the future to expand the business and the products it offers. Any material acquisition could result in a decrease in working capital depending upon the amount, timing and nature of the consideration paid.

         The Company believes its current working capital will be sufficient to meet anticipated cash needs for working capital, capital expenditures and other activities for the foreseeable future. Thereafter, if current sources are not


                            Page 9 of 16 Total Pages
sufficient to meet our needs, the Company may seek additional debt or equity financing.

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

         Certain Trends and Uncertainties. The telecommunications industry has been affected by worldwide conditions of economic weakness. Telecommunications service providers have announced reductions in capital expenditures, delays in the deployment of services and a large number of service providers, equipment manufacturers and application developers have announced reductions in anticipated revenues and deterioration in operating results. While the Company's revenues and net income have grown in recent periods, the continuation of economic weakness in the telecommunications industry may adversely affect the Company's future operating results. The Company's sales to equipment manufacturers and application developers who supply the telecommunications industry may be adversely affected by the slowdown of infrastructure purchases by telecommunications service providers and by declines in technology expenditures in general. In addition, weakness in the telecommunications industry may affect the Company's business by increasing the risk of credit or business failures of suppliers or customers, by delaying customers' payments and by price reductions by competitors to retain market share.

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

         The Company holds a large portion of its net assets in cash equivalents and short-term investments. Such investments subject the Company to the risks inherent in the capital markets in general. Given the relatively high proportion


                            Page 10 of 16 Total Pages
of the Company's liquid assets relative to its overall size, the results of its operations in the future will reflect, to a greater extent than in the past, the results of the Company's capital management and investment activities and the risks associated with those activities. In addition, the reduction in prevailing interest rates due to economic conditions or government policies can be expected to have an adverse impact on the Company's results of operations.

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



                            Page 11 of 16 Total Pages

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

         The Company operates in an industry characterized by the existence of a large number of patents and frequent allegations of patent infringement. As the number of communications network products increases and the functionality of these products overlap, the Company believes that it may become increasingly subject to allegations of infringement. Defending and resolving infringement allegations against the Company could be time consuming and expensive, result in a substantial diversion of management resources, cause product delays or force the Company to enter into unfavorable license agreements. The Company has agreed to indemnify some of its customers should it be determined that its products infringe on the proprietary rights of third parties. Litigation resulting on behalf of the Company's customers may be costly and may require the Company to obtain licenses, which, if not obtained, could result in customers being prohibited from using the Company's products.

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




                            Page 12 of 16 Total Pages

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



                            Page 13 of 16 Total Pages

                                     PART II

                                Other Information


ITEM 6. Exhibits and Reports on Form 8-K.
        --------------------------------

(a)        Exhibit Index.
           -------------

           Item
           Number          Exhibit                                   Page
           ------          -------                                   ----

               11.         Statement re computation of
                           per share earnings.                         16


(b)        Reports on Form 8-K.
           -------------------

           None







                            Page 14 of 16 Total Pages

                                   SIGNATURES
                                   ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ULTICOM, INC.


Dated:       June   13, 2001           /S/ Shawn Osborne
                                       -------------------------------------
                                       Shawn Osborne
                                       President and Chief Executive Officer


Dated:        June   13, 2001          /S/ David Kreinberg
                                       -------------------------------------
                                       David Kreinberg
                                       Chief Financial Officer




                            Page 15 of 16 Total Pages