Form 10-Q
period 2001-07-31
ULTICOM INC
filed 2001-09-13
CIK 1103184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 2001

                                       or

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

                                                     [ X ] Yes [ ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

               The number of shares of Common Stock, no par value, outstanding as of September 7, 2001 was 41,097,107.

                            Page 1 of 18 Total Pages

                                     PART I


                              Financial Information

ITEM 1. Financial Statements.

                                                                        Page

    1.          Condensed Consolidated Balance Sheets as
                of January 31, 2001 and July 31, 2001                      3

    2.          Condensed Consolidated Statements of Income
                for the Three and Six Month Periods
                Ended July 31, 2000 and 2001                               4

    3.          Condensed Consolidated Statements of Cash
                Flows for the Six Month Periods Ended
                July 31, 2000 and 2001                                     5

    4.          Notes to Condensed Consolidated Financial
                Statements                                                 6


ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.                     8




                            Page 2 of 18 Total Pages

                          ULTICOM, INC. AND SUBSIDIARY
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

ASSETS                                                                January 31,   July 31,
------                                                                  2001*        2001
                                                                                  (Unaudited)
CURRENT ASSETS:
        Cash and cash equivalents                                     $183,303     $179,410

        Short-term investments                                          25,577       36,107

        Accounts receivable, net                                         8,483       11,536

        Inventories                                                      1,625        1,174

        Prepaid expenses and other current assets                          720        1,214

        Deferred tax asset                                                 332          754
                                                                      --------     --------

TOTAL CURRENT ASSETS                                                   220,040      230,195

PROPERTY AND EQUIPMENT, net                                              5,728        6,945

INVESTMENTS                                                              5,500        5,550

OTHER ASSETS                                                               919          516
                                                                      --------     --------

TOTAL ASSETS                                                          $232,187     $243,206
                                                                      ========     ========

-------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------

CURRENT LIABILITIES:
        Accounts payable and accrued expenses                         $ 14,023     $ 18,393

        Deferred revenue                                                10,648        6,534
                                                                      --------     --------

TOTAL CURRENT LIABILITIES                                               24,671       24,927
                                                                      --------     --------

LONG-TERM LIABILITIES                                                      467          467
                                                                      --------     --------


STOCKHOLDER'S EQUITY:
        Common stock, no par value-
         authorized, 200,000,000 shares;
         issued and outstanding, 40,510,965 and 41,052,609 shares

                            Page 3 of 18 Total Pages

        Additional paid-in capital                                     196,862      199,140

        Retained earnings                                               10,187       18,530

        Accumulated other comprehensive income                               -          142
                                                                      --------     --------
TOTAL STOCKHOLDERS' EQUITY                                             207,049      217,812
                                                                      --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $232,187     $243,206
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



                          ULTICOM, INC. AND SUBSIDIARY
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                     Six months ended                 Three months ended
                                                                 July 31,         July 31,         July 31,         July 31,
                                                                   2000             2001             2000             2001
Sales                                                           $  19,417        $  34,959        $  10,591        $  17,926
Cost of sales                                                       6,443           11,009            3,496            5,593
                                                          ---------------   --------------  ---------------  ---------------
Gross profit                                                       12,974           23,950            7,095           12,333

Operating expenses:
     Research and development                                       4,285            7,062            2,325            3,621
     Selling, general and administrative                            5,636            8,823            3,050            4,481
                                                          ---------------  ---------------  ---------------  ---------------
     Income from operations                                         3,053            8,065            1,720            4,231

     Interest and other income, net                                 1,263            5,262            1,047            2,466
                                                          ---------------  ---------------  ---------------  ---------------

Income before income tax provision                                  4,316           13,327            2,767            6,697
Income tax provision                                                1,639            4,984            1,051            2,498
                                                          ---------------  ---------------  ---------------  ---------------

Net income                                                       $  2,677         $  8,343         $  1,716         $  4,199
                                                                 ========         ========         ========         ========

Earnings per share:



                            Page 4 of 18 Total Pages

     Basic                                                       $   0.07         $   0.20         $   0.05         $   0.10
                                                                 ========         ========         ========         ========
     Diluted                                                     $   0.07         $   0.19         $   0.04         $   0.10
                                                                 ========         ========         ========         ========


The accompanying notes are an integral part of these financial statements.




                          ULTICOM, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                               Six months ended
                                                                            July 31,       July 31,
                                                                             2000            2001
Cash flows from operating activities:
        Net cash from operations after adjustment for non-cash items     $   3,837      $   9,494
        Changes in assets and liabilities:
         Accounts receivable, net                                           (1,028)        (3,053)
         Inventories                                                           249            451
         Prepaid expenses and other current assets                             332           (494)
         Accounts payable and accrued expenses                               2,504          4,370
         Deferred revenue                                                    2,277         (4,114)
         Other                                                                 (34)           456
                                                                         ---------      ---------

Net cash provided by operating activities                                    8,137          7,110
                                                                         ---------      ---------

Cash flows from investing activities:
        Purchases of property and equipment, net                            (1,476)        (2,701)
        Maturities and sales (purchases) of investments, net                     -        (10,580)
        Capitalization of software development costs                          (134)             -
                                                                         ---------      ---------


                            Page 5 of 18 Total Pages

Net cash used in investing activities                                       (1,610)       (13,281)
                                                                         ---------      ---------

Cash flows from financing activities:
        Proceeds from the sale of common stock                              58,062              -
        Proceeds from issuance of common stock                                  26          2,278
        Proceeds from related parties                                          346              -
        Repayment of bank debt                                              (3,800)             -
                                                                         ---------      ---------
Net cash provided by financing activities                                   54,634          2,278
                                                                         ---------      ---------

Net increase (decrease) in cash and cash equivalents                        61,161         (3,893)
Cash and cash equivalents, beginning of period                               6,299        183,303
                                                                         ---------      ---------
Cash and cash equivalents, end of period                                 $  67,460      $ 179,410
                                                                         =========      =========


The accompanying notes are an integral part of these financial statements.



                            Page 6 of 18 Total Pages

                          ULTICOM, INC. AND SUBSIDIARY


              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


                  Basis of Presentation. The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the annual period ended January 31, 2001. Certain prior year balances have been reclassified to conform with the current year classification. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three and six month periods ended July 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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

                  Accounts receivable, net. As of January 31, 2001 and July 31, 2001, accounts receivable, net includes approximately $727,000 and $1,619,000, respectively, of receivables due from related parties.


                  Inventories. The composition of inventories at January 31 and July 31, 2001 is as follows:

                                          January 31,          July 31,
                                             2001                2001
                                                 (In thousands)

                  Work in process        $       847         $       707
                  Finished goods                 778                 467
                                         -----------         -----------
                                         $     1,625         $     1,174
                                         ===========         ===========

                    Comprehensive Income. For the three months period ended July 31, 2000 and 2001, total comprehensive income was $1,716,000 and $4,311,000, respectively, and for the six months period ended $2,677,000 and $8,485,000, respectively. The elements of comprehensive income include net income, unrealized gains/losses on securities available for sale and foreign currency translation adjustments.


                            Page 7 of 18 Total Pages

                  Earnings Per Share. For the three and six month periods ended July 31, 2000 and 2001, the computation of basic earnings per share is based on the weighted average number of outstanding common shares. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding. The shares used in the computations are as follows:

                                  Six months ended      Three months ended
                                      July 31,               July 31,
                                  2000      2001        2000         2001
                                             (In thousands)

                  Basic          35,886    40,751      37,614       40,932
                  Diluted        38,743    43,529      40,721       43,558


                  Recent Accounting Pronoucements. In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standard ("SFAS") SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which was subsequently amended by SFAS Nos. 137 and 138 (collectively "SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 effective February 1, 2001. The adoption of SFAS 133 did not have a material effect on the Company's operations or financial position.

          In June 2001, the FASB issued SFAS No. 141, "Business Combinations". Statement of Financial Standard ("SFAS") No. 141 applies prospectively to all business combinations initiated after June 30, 2001 and to all business combinations accounted using the purchase method for which the date of acquisition is July 1, 2001, or later. This statement requires all business combinations to be accounted for using one method, the purchase method. Under previously existing accounting rules, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. The adoption of SFAS No. 141 is not expected to have a significant impact on the Company's financial statements.

          In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. This Statement is required to be applied at the beginning of the Company's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001, will be subject


                            Page 8 of 18 Total Pages
immediately to the provisions of this Statement. The adoption of SFAS No. 142 is not expected to have a material impact on the Company's financial statements.

         In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No.143 applies to legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, or development and/or the normal operation of a long-lived asset. This Statement is effective for fiscal years beginning after June 15, 2002, however early adoption is encouraged . The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial statements.


ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

         Results of Operations.

                  Sales. Sales for the six month and three month periods ended July 31, 2001 increased by approximately $15,542,000 (80%) and $7,335,000 (69%), respectively, compared to the corresponding periods in 2000. The increase is attributable primarily to a higher volume of sales and deployments of our Signalware products worldwide, especially to customers who provide wireless communication services or who sell products enabling the convergence of voice and data networks. Sales to international customers represented 56% and 64% of our sales in the six and three month periods ended July 31, 2001 compared to 67% and 69% respectively, of our sales in the corresponding 2000 periods. Sales to our customers in the U.S. represented 44% and 36% respectively, in the six and three month periods ended July 31, 2001 compared to 33% and 31% in the corresponding 2000 periods.

                  Cost of Sales. Cost of sales for the six month and three month periods ended July 31, 2001 increased by approximately $4,566,000 (71%) and $2,097,000 (60%), respectively, compared to the corresponding periods in 2000. For the six and three month periods ended July 31, 2001, material costs increased by approximately $1,116,000 and $1,033,000, respectively, personnel-related costs increased by approximately $2,319,000 and $991,000, respectively, and depreciation and amortization costs increased by approximately $735,000 and $5,000, respectively. Gross margins (expressed as a percentage of sales) for the six month and three month periods ended July 31, 2001 increased to approximately 68.5% and 68.8%, respectively, from approximately 66.8%, respectively, and 67.0%, respectively, in the corresponding 2000 periods.

                  Research and Development Expenses. Research and development expenses for the six month and three month periods ended July 31, 2001 increased by approximately $2,777,000 (65%) and $1,296,000 (56%), respectively, compared to the corresponding periods in 2000 due to the overall growth of research and development operations. The increase was primarily attributable to an increase in personnel-related costs for the six and three month periods ended July 31, 2001 of approximately $3,070,000 and $1,599,000 respectively, due to the hiring of additional personnel and increased compensation and benefits of existing personnel. In addition, materials costs related to research and development


                            Page 9 of 18 Total Pages
activities decreased by approximately $273,000 and $267,000, respectively, for the six and three month periods ended July 31, 2001.

                  Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six month and three month periods ended July 31, 2001 increased by approximately $3,187,000 (57%) and $1,431,000 (47%), respectively, compared to the corresponding periods in 2000. The increase is due primarily to the growth and expansion of activities in sales, marketing and administration. Personnel-related costs increased by approximately $1,496,000 and $542,000, respectively, for the six and three month periods ended July 31, 2001 which primarily was due to the expansion of our marketing and sales department. Legal and consulting fees increased by approximately $241,000 and $124,000, respectively, for the six and three month periods ended July 31, 2001 due to matters related to the expansion of our operations. Marketing costs increased by approximately $343,000 and $115,000, respectively, for the six and three month periods ended July 31, 2001 due to the increased activity in advertising and tradeshows. Travel and entertainment costs increased by approximately $308,000 and $24,000 respectively for the six and three month periods ended July 31, 2001 due to the expansion of our sales department and selling activities.

                  Interest and other income, net. Interest and other income, net for the six month and three month periods ended July 31, 2001 increased by approximately $3,999,000 and $1,419,000, respectively, as compared to the 2000 periods. The increase was primarily a result of increased interest income resulting from the investment of proceeds from the Company's public offerings.

                  Income Tax Provision. Provision for income taxes for the six month and three month periods ended July 31, 2001 increased by $3,345,000 (204%) and $1,447,000 (138%), respectively, compared to the corresponding periods in 2000 due to increased pre-tax income. The overall effective tax rate was between 37% and 38% in each of the six month and three month periods ended July 31, 2001 and 2000.

                  Net Income. Net income for the six month and three month periods ended July 31, 2001 increased by approximately $5,666,000 (212%) and $2,483,000 (145%), respectively, compared to the corresponding periods in 2000, primarily as a result of the factors described above. Net income as a percentage of sales increased to approximately 23.9% and 23.4%, respectively, in the six month and three month periods ended July 31, 2001 from approximately 13.8% and 16.2%, respectively, in the six month and three month periods ended July 31, 2000.

         Liquidity and Capital Resources. At July 31, 2001, the company had cash and cash equivalents and short-term investments of approximately $215,517,000 and working capital of approximately $205,268,000.

         Operations for the six months ended July 31, 2001 and 2000, after adding back non-cash items, provided cash of approximately $9,494,000 and $3,837,000, respectively. Other changes in operating assets and liabilities provided (used) cash of approximately ($2,384,000) and $4,300,000 for the six month periods ended July 31, 2001 and 2000, respectively.


                            Page 10 of 18 Total Pages

         Investment activities for the six month periods ended July 31, 2001 and 2000 used cash of approximately $13,281,000 and $1,610,000, respectively. These amounts included (i) additions of property and equipment in the six month periods ended July 31, 2001 and 2000 of approximately $2,701,000 and $1,476,000, respectively; (ii) maturities and sales (purchases) of short-term investments, net of approximately ($10,580,000) in the six month period ended July 31, 2001 and (iii) capitalization of software development costs of approximately $134,000 in the six month period ended July 31, 2000.

         Financing activities for the six months ended July 31, 2001 and 2000 provided cash of approximately $2,278,000 and $54,634,000, respectively. These amounts included (i) approximately $58,062,000 of net proceeds from the issuance of common stock in connection with the Company's stock offering in the 2000 period; (ii) proceeds from the exercise of stock options and employee stock purchase plan in the amount of approximately $26,000 and $2,278,000 in the 2000 and 2001 periods, respectively, (iii) proceeds from related parties of approximately $346,000 in the six months ended July 31, 2000 and (iv) the repayment of bank debt of approximately $3,800,000 in the six month period ended July 31, 2000.

         The Company believes its current working capital will be sufficient to meet anticipated cash needs for working capital, capital expenditures and other activities for the foreseeable future. Thereafter, if current sources are not sufficient to meet our needs, the Company may seek additional debt or equity financing.

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

         Certain Trends and Uncertainties. The telecommunications industry has been affected by worldwide conditions of economic weakness. Telecommunications service providers have announced reductions in capital expenditures, delays in the deployment of services and a large number of service providers, equipment manufacturers and application developers have announced reductions in anticipated revenues and deterioration in operating results. While the Company's revenues and net income have grown in recent periods, the continuation of economic weakness in the telecommunications industry may adversely affect the Company's future operating results. The Company's sales to equipment manufacturers and application developers who supply the telecommunications industry are adversely affected by the slowdown of infrastructure purchases by telecommunications service providers and by declines in technology expenditures in general. In addition, weakness in the telecommunications industry may affect the Company's business by increasing the risk of credit or business failures of suppliers or customers, by delaying customers' payments and by price reductions by competitors to retain market share.

         The telecommunications industry is subject to rapid technological change. The introduction of new technologies in the telecommunications market and new alternatives for the delivery of services are having, and can be expected to continue to have, a profound effect on competitive conditions in the market and the success of market participants, including the Company. The


                            Page 11 of 18 Total Pages

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

         Historically, a limited number of customers have contributed a significant percentage of the Company's revenues. The Company anticipates that its operating results in any given period will continue to depend significantly


                            Page 12 of 18 Total Pages
upon revenues from a small number of customers. The loss of any of these customers could have a materially adverse effect on the Company's business. In order to increase the Company's revenues, it will need to attract additional customers on an ongoing basis. In addition, since the Company's products have long sales cycles that typically range from six to twelve months, its ability to forecast the timing and amount for specific sales is limited. The loss or deferral of one or more significant sales could have a material adverse effect on the Company's operating results in any fiscal quarter, especially if there are significant sales and marketing expenses associated with the deferred or lost sales. The Company's software products are primarily sold to equipment manufacturers and application developers, who integrate its products with their products and sell them to service providers. The success of the Company's business and operating results is dependent upon its channel and marketing relationships with these manufacturers and developers and the successful development and deployment of their products. If the Company cannot successfully establish channel and marketing relationships with leading equipment manufacturers and application developers or maintain these relationships on favorable terms, or the Company's sales channels are affected by economic weakness, its business and operating results may suffer.

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



                            Page 13 of 18 Total Pages

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

         The recent decline in the price of the Company's shares and the overall decline in equity prices generally, and in the shares of technology companies in particular, can be expected to make it more difficult for the Company to rely on equity incentive programs as a means to recruit and retain talented employees, which may result in increased employment costs, and may limit the Company's ability to raise capital on advantageous terms.

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


                            Page 14 of 18 Total Pages

                                     PART II

                                Other Information
                                -----------------


ITEM 6. Exhibits and Reports on Form 8-K.
        --------------------------------

(a)        Exhibit Index.
           -------------

           Item
           Number          Exhibit                                  Page
           ------          -------                                  ----

               11.         Statement re computation of
                           per share earnings.                        17



(b)        Reports on Form 8-K.
           -------------------

           None



                            Page 15 of 18 Total Pages

                                   SIGNATURES
                                   ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ULTICOM, INC.


Dated:    September 14, 2001         S/Shawn Osborne
                                     -------------------------------------
                                     Shawn Osborne
                                     President and Chief Executive Officer


Dated:    September 14, 2001         S/Mark Kissman
                                     -------------------------------------
                                     Mark Kissman
                                     Chief Financial Officer




                            Page 16 of 18 Total Pages

                                  EXHIBIT INDEX

           Item
           Number          Exhibit                                  Page
           ------          -------                                  ----

               11.         Statement re computation of
                           per share earnings.                        17