Form 10-Q
period 2001-10-31
ULTICOM INC
filed 2001-12-14
CIK 1103184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 2001

                                       or

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

                            [X] Yes          [ ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

               The number of shares of Common Stock, no par value, outstanding as of December 7, 2001 was 41,117,309.


                            Page 1 of 19 Total Pages

                                     PART I


                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                                                                       Page

    1.            Condensed Consolidated Balance Sheets as
                  of January 31, 2001 and October 31, 2001               3

    2.            Condensed Consolidated Statements of Income
                  for the Three and Nine Month Periods
                  Ended October 31, 2000 and 2001                        4

    3.            Condensed Consolidated Statements of Cash
                  Flows for the Nine Month Periods Ended
                  October 31, 2000 and 2001                              5

    4.            Notes to Condensed Consolidated Financial
                  Statements                                             6


ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.                 9

                          ULTICOM, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS                                                                           JANUARY 31,              OCTOBER 31,
------                                                                              2001*                    2001
                                                                                                          (UNAUDITED)
CURRENT ASSETS:
         Cash and cash equivalents                                           $           183,303      $           157,363
         Short-term investments                                                           25,577                   62,225
         Accounts receivable, net                                                          8,483                    5,857
         Inventories                                                                       1,625                      481
         Prepaid expenses and other current assets                                           720                    1,127
         Deferred tax asset                                                                  332                      754
                                                                             -------------------      -------------------
TOTAL CURRENT ASSETS                                                                     220,040                  227,807
PROPERTY AND EQUIPMENT, net                                                                5,728                    7,059
INVESTMENTS                                                                                5,500                    5,550
OTHER ASSETS                                                                                 919                      404
                                                                             -------------------      -------------------
TOTAL ASSETS                                                                 $           232,187      $           240,820
                                                                             ===================      ===================

--------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
         Accounts payable and accrued expenses                               $            14,023     $             17,134
         Deferred revenue                                                                 10,648                    3,350
                                                                             -------------------      -------------------
TOTAL CURRENT LIABILITIES                                                                 24,671                   20,484
                                                                             -------------------      -------------------

LONG-TERM LIABILITIES                                                                        467                      467
                                                                             -------------------      -------------------


STOCKHOLDERS' EQUITY:
         Common stock, no par value-
           authorized, 200,000,000 shares;
           issued and outstanding, 40,510,965 and 41,114,936 shares                            -                        -
         Additional paid-in capital                                                      196,862                  199,539
         Retained earnings                                                                10,187                   20,012
         Accumulated other comprehensive income                                                -                      318
                                                                             -------------------      -------------------
TOTAL STOCKHOLDERS' EQUITY                                                               207,049                  219,869
                                                                             -------------------      -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $           232,187      $           240,820
                                                                             ===================      ===================

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

                          ULTICOM, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       NINE MONTHS ENDED                       THREE MONTHS ENDED
                                                OCTOBER 31,         OCTOBER 31,         OCTOBER 31,          OCTOBER 31,
                                                    2000                2001                2000                2001
Sales                                          $  32,240           $  47,972           $  12,823            $  13,013
Cost of sales                                     10,608              15,998               4,165                4,989
                                               ---------           ---------           ---------            ---------
Gross profit                                      21,632              31,974               8,658                8,024

Operating expenses:
      Research and development                     7,110              10,950               2,825                3,888
      Selling, general and administrative          9,175              12,602               3,539                3,779
                                               ---------           ---------           ---------            ---------
      Income from operations                       5,347               8,422               2,294                  357

Interest and other income, net                     2,687               7,269               1,424                2,007
                                               ---------           ---------           ---------            ---------

Income before income tax provision                 8,034              15,691               3,718                2,364
Income tax provision                               3,051               5,866               1,412                  882
                                               ---------           ---------           ---------            ---------

Net income                                      $  4,983            $  9,825            $  2,306             $  1,482
                                               =========           =========           =========            =========

Earnings per share:
      Basic                                     $   0.14            $   0.24            $   0.06             $   0.04
                                               =========           =========           =========            =========
      Diluted                                   $   0.13            $   0.23            $   0.06             $   0.03
                                               =========           =========           =========            =========







   The accompanying notes are an integral part of these financial statements.

                          ULTICOM, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                        NINE MONTHS ENDED
                                                                               OCTOBER 31,             OCTOBER 31,
                                                                                  2000                    2001
Cash flows from operating activities:
         Net cash from operations after adjustment for non-cash items       $           7,225       $        11,850
         Changes in assets and liabilities:
           Accounts receivable, net                                                    (3,125)                2,626
           Inventories                                                                    176                 1,144
           Prepaid expenses and other current assets                                      (40)                 (407)
           Accounts payable and accrued expenses                                        4,803                 3,111
           Deferred revenue                                                             3,359                (7,298)
           Other                                                                          (35)                  701
                                                                            -----------------       ---------------
Net cash provided by operating activities                                              12,363                11,727
                                                                            -----------------       ---------------

Cash flows from investing activities:
         Purchases of property and equipment, net                                      (2,443)               (3,646)
         Maturities and sales (purchases) of investments, net                         (11,233)              (36,698)
                                                                            -----------------       ---------------
Net cash used in investing activities                                                 (13,676)              (40,344)
                                                                            -----------------       ---------------

Cash flows from financing activities:
         Proceeds from the sale of common stock                                       195,231                     -
         Proceeds from issuance of common stock                                           546                 2,677
         Proceeds from related parties                                                    729                     -
         Repayment of bank debt                                                        (3,800)                    -
                                                                            -----------------       ---------------
Net cash provided by financing activities                                             192,706                 2,677
                                                                            -----------------       ---------------

Net increase (decrease) in cash and cash equivalents                                  191,393               (25,940)
Cash and cash equivalents, beginning of period                                          6,299               183,303
                                                                            -----------------       ---------------
Cash and cash equivalents, end of period                                    $         197,692       $       157,363
                                                                            =================       ===============


   The accompanying notes are an integral part of these financial statements.

                          ULTICOM, INC. AND SUBSIDIARY


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                     BASIS OF PRESENTATION. The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the annual period ended January 31, 2001. Certain prior year balances have been reclassified to conform with the current year classification. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three and nine month periods ended October 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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

                     ACCOUNTS RECEIVABLE, NET. As of January 31, 2001 and October 31, 2001, accounts receivable, net includes approximately $727,000 and $861,000, respectively, of receivables due from related parties.

                     INVENTORIES. The composition of inventories at January 31 and October 31, 2001 is as follows:

                              JANUARY 31,                OCTOBER 31,
                                 2001                       2001
                                          (In thousands)

  Work in process            $         847               $         -
  Finished goods                       778                       481
                             -------------               -----------
                             $       1,625               $       481
                             =============               ===========

                     COMPREHENSIVE INCOME. For the three month periods ended October 31, 2000 and 2001, total comprehensive income was $2,306,000 and $1,658,000, respectively, and for the nine month periods ended October 31, 2000 and 2001 was $4,983,000 and $10,143,000, respectively. The elements of comprehensive income include net income, unrealized gains/losses on securities available for sale and foreign currency translation adjustments.

                     EARNINGS PER SHARE. For the three and nine month periods ended October 31, 2000 and 2001, the computation of basic earnings per share is based on the weighted average number of outstanding common shares. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding. The shares used in the computations are as follows:


                      NINE MONTHS ENDED                  THREE MONTHS ENDED
                          OCTOBER 31,                         OCTOBER 31,
                    2000             2001                2000            2001
                                          (In thousands)

  Basic            36,622           40,865              38,071          41,088
  Diluted          39,700           43,359              41,378          42,958


                     RECENT ACCOUNTING PRONOUCEMENTS. In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which was subsequently amended by SFAS Nos. 137 and 138 (collectively "SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 effective February 1, 2001. The adoption of SFAS 133 did not have a material effect on the Company's operations or financial position.

                     In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 applies prospectively to all business combinations initiated after June 30, 2001 and to all business combinations accounted using the purchase method for which the date of acquisition is July 1, 2001, or later. This statement requires all business combinations to be accounted for using one method, the purchase method. Under previously existing accounting rules, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. The adoption of SFAS No. 141 is not expected to have a significant impact on the Company's financial statements.

                     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. This Statement is required to be applied at the beginning of the Company's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30,

2001, will be subject immediately to the provisions of this Statement. The adoption of SFAS No. 142 is not expected to have a material impact on the Company's financial statements.

                     In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, or development and/or the normal operation of a long-lived asset. This Statement is effective for fiscal years beginning after June 15, 2002, however early adoption is encouraged. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial statements.

                     In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supercedes certain provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Early application is encouraged. The Company is currently evaluating the impact that SFAS No. 144 will have on its consolidated financial statements.

ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.

           RESULTS OF OPERATIONS.

                     Sales. Sales for the nine month and three month periods ended October 31, 2001 increased by approximately $15,732,000 (48.8%) and $190,000 (1.5%), respectively, compared to the corresponding periods in 2000. The increase is attributable primarily to a higher volume of sales and deployments of our Signalware products worldwide, especially to customers who provide wireless communication services or who sell products enabling the convergence of voice and data networks. Sales to international customers represented 60.8% and 73.5% of our sales in the nine and three month periods ended October 31, 2001 compared to 67.0% of our sales in each of the corresponding 2000 periods. Sales to our customers in the U.S. represented 39.2% and 26.5% respectively, in the nine and three month periods ended October 31, 2001 compared to 33.0% in each of the corresponding 2000 periods.

                     Cost of Sales. Cost of sales for the nine month and three month periods ended October 31, 2001 increased by approximately $5,390,000 (50.8%) and $824,000 (19.8%), respectively, compared to the corresponding periods in 2000. For the nine and three month periods ended October 31, 2001, material costs increased by approximately $1,330,000 and $214,000, respectively, personnel-related costs increased by approximately $3,555,000 and $1,028,000, respectively, and depreciation and amortization costs increased by approximately $363,000 and decreased $373,000, respectively. Gross margins (expressed as a percentage of sales) for the nine month and three month periods ended October 31, 2001 decreased to approximately 66.7% and 61.7%, respectively, from approximately 67.1% and 67.5%, respectively, in the corresponding 2000 periods.

                     Research and Development Expenses. Research and development expenses for the nine month and three month periods ended October 31, 2001 increased by approximately $3,840,000 (54.0%) and $1,063,000 (37.6%), respectively, compared to the corresponding periods in 2000 due to the overall growth of research and development operations. The increase was primarily attributable to an increase in personnel-related costs for the nine and three month periods ended October 31, 2001 of approximately $4,051,000 and $940,000 respectively, due to the hiring of additional personnel and increased compensation and benefits of existing personnel. In addition, materials costs related to research and development activities decreased by approximately $239,000 and increased $34,000, respectively, for the nine and three month periods ended October 31, 2001.

                     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine month and three month periods ended October 31, 2001 increased by approximately $3,427,000 (37.4%) and $240,000 (6.8%), respectively, compared to the corresponding periods in 2000. The increase is due primarily to the growth and expansion of activities in sales, marketing and administration. Personnel-related costs increased by approximately $2,089,000 and $593,000, respectively, for the nine and three month periods ended October 31, 2001 which primarily was due to the expansion of our marketing and sales department. Legal and consulting fees increased by approximately $383,000 and $143,000, respectively, for the nine and three month periods ended October 31, 2001 due to matters related to the expansion of our operations. Marketing costs increased by approximately $226,000 for the nine month period ended October 31, 2001 due to the increased activity in advertising and tradeshows and, in three month period ended October 31, 2001 decreased by approximately $117,000 due to reduced trade shows attended. Overhead and related expenses decreased in the three month period ended October 31, 2001 by approximately $352,000 due to reductions in insurance and general office related expenditures. Travel and entertainment costs increased by approximately $285,000 and decreased by approximately $23,000, respectively, for the nine and three month periods ended October 31, 2001 due to the expansion of our sales department and selling activities in the nine months period and less travel in the three month period.

                     Interest and other income, net. Interest and other income, net for the nine month and three month periods ended October 31, 2001 increased by approximately $4,582,000 and $583,000, respectively, as compared to the 2000 periods. The increase was primarily a result of increased interest income resulting from the investment of proceeds from the Company's public offerings.

                     Income Tax Provision. Provision for income taxes for the nine month and three month periods ended October 31, 2001 increased by approximately $2,815,000 (92.3%) and decreased by approximately $530,000 (37.5%), respectively, compared to the corresponding periods in 2000. The overall effective tax rate was between 37% and 38% in each of the nine month and three month periods ended October 31, 2001 and 2000.

                     Net Income. Net income for the nine month and three month periods ended October 31, 2001 increased by approximately $4,842,000 (97.2%) and decreased by approximately $824,000 (35.7%), respectively, compared to the corresponding periods in 2000, primarily as a result of the factors described above. Net income as a percentage of sales increased to approximately 20.5% in the nine months and decreased to approximately 11.4% in the three months ended October 31, 2001 from approximately 15.5% and 18.0%, respectively, in the nine month and three month periods ended October 31, 2000.

                     LIQUIDITY AND CAPITAL RESOURCES. At October 31, 2001, the company had cash and cash equivalents and short-term investments of approximately $219,588,000 and working capital of approximately $207,323,000.

                     Operations for the nine months ended October 31, 2001 and 2000, after adding back non-cash items, provided cash of approximately $11,850,000 and $7,225,000, respectively. Other changes in operating assets and liabilities provided (used) cash of approximately ($123,000) and $5,138,000 for the nine month periods ended October 31, 2001 and 2000, respectively.

                     Investment activities for the nine month periods ended October 31, 2001 and 2000 used cash of approximately $40,344,000 and $13,676,000, respectively. These amounts included (i) additions of property and equipment in the nine month periods ended October 31, 2001 and 2000 of approximately $3,646,000 and $2,443,000, respectively; and (ii) maturities and sales (purchases) of short-term investments, net of approximately ($36,698,000) and ($11,233,000) in the nine month periods ended October 31, 2001 and 2000.

                     Financing activities for the nine months ended October 31, 2001 and 2000 provided cash of approximately $2,677,000 and $192,706,000, respectively. These amounts included (i) approximately $195,231,000 of net proceeds from the issuance of common stock in connection with the Company's stock offering in the nine month period ended October 31, 2000; (ii) proceeds from the exercise of stock options and employee stock purchase plan in the amount of approximately $546,000 and $2,677,000 in the nine month period ended October 31, 2000 and 2001, respectively, (iii) proceeds from related parties of approximately $729,000 in the nine months ended October 31, 2000 and (iv) the repayment of bank debt of approximately $3,800,000 in the nine month period ended October 31, 2000.

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

                     CERTAIN TRENDS AND UNCERTAINTIES. The Company's business in recent periods has been affected by conditions of economic weakness in the world economy generally, and in the telecommunications industry in particular. Telecommunications service providers have announced reductions in capital expenditures, delays in the deployment of services and a large number of service providers, equipment manufacturers and application developers have announced reductions in anticipated revenues and deterioration in operating results. These factors have had a negative impact on the Company's revenues and net income in recent periods, and the continuation of economic weakness may adversely affect the Company's future operating results. The Company's sales to equipment manufacturers and application developers who supply the telecommunications industry are adversely affected by the slowdown of infrastructure purchases by telecommunications service providers and by declines in technology expenditures in general. In addition, weakness in the economy and the telecommunications industry may affect the Company's business by increasing the risk of credit or business failures of suppliers or customers, by delaying customers' payments and by price reductions by competitors to retain market share.

                     The Company currently derives a significant portion of its total sales from customers outside of the United States. International transactions involve particular risks, including political decisions affecting tariffs and trade conditions, rapid and unforeseen changes in economic conditions in individual countries, turbulence in foreign currency and credit markets, and increased costs resulting from lack of proximity to the customer.

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

                     Substantially all of the Company's current products are designed to support signaling system #7. If future networks do not utilize this signaling system and the Company is unable to adapt its products to work with other appropriate signaling protocols, its products will become less competitive or obsolete. A reduction in the demand for these products could affect adversely its business and operating results. The Company's research and development activities include ongoing significant investment in the development of additional features and functionality for its products, including products based on emerging open standards for Internet protocal that facilitate the convergence of voice and data signaling, and products based on the Company's Nexworx initiative to enable end-users to directly control services. The success of the Company's development initiatives will be dependent, among other things, upon the emergence of a market for these types of products and their acceptance by existing and new customers. The Company's product initiatives reflect the

Company's continuing analysis of the future demand for new products and services, and the Company from time to time is required to reprioritize or otherwise modify its product plans based on such analysis. The Company's business can be adversely affected by its failure to correctly anticipate the emergence of a market demand for certain products or services, or delays or changes in the evolution of market opportunities. If a sufficient market does not emerge for new or enhanced products developed by the Company, or the Company is not successful in marketing such products, the Company's continued growth could be adversely affected and its investment in those products may be lost.

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

                                     PART II

                                Other Information


ITEM 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

     (a) Exhibit Index.
         -------------

         Item
         Number              Exhibit
         ------              -------

           11.               Statement re computation of per share earnings.



     (b) Reports on Form 8-K.
         -------------------

         None

                                   SIGNATURES

                     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ULTICOM, INC.

Dated:  December 14, 2001              /s/ Shawn Osborne
                                       ----------------------------------------
                                       Shawn Osborne
                                       President and Chief Executive Officer



Dated:  December 14, 2001              /s/ Mark Kissman
                                       ----------------------------------------
                                       Mark Kissman
                                       Chief Financial Officer