Form 10-K
period 2002-01-31
ULTICOM INC
filed 2002-04-30
CIK 1103184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                       for the year-ended January 31, 2002


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


         The aggregate market value of the voting stock held by non-affiliates of the registrant on April 22, 2002 was approximately $77,000,000. The closing price of the registrant's common stock on the NASDAQ National Market System on April 22, 2002 was $7.25 per share.


           There were 41,321,876 shares of the registrant's common stock outstanding on April 22, 2002.


                       DOCUMENTS INCORPORATED BY REFERENCE

         The registrant hereby incorporates by reference in this report the information required by Part III appearing in the registrant's proxy statement or information statement distributed in connection with the 2002 Annual Meeting of Shareholders of the registrant or in an amendment to this report on Form 10K/A.

                            -------------------------


           Signalware(R), Nexworx(R) and Ulticom(R) are registered trademarks of the Company. All other trademarks are the property of their respective owners.

                                     PART I

ITEM 1.    BUSINESS.

THE COMPANY

           Ulticom, Inc. ("Ulticom" and together with its subsidiary, the "Company") is a provider of service enabling signaling software for wireline, wireless and Internet communications. The Company's Signalware call control products interconnect the complex circuit switching, database and messaging systems, and manage vital number, routing and billing information that form the backbone of today's telecommunications networks. The Company's products are used by equipment manufacturers, application developers and communication service providers to deploy revenue generating infrastructure, enhanced and mandated services such as global roaming, voice and text messaging, prepaid calling and location-based services. Signalware products also are embedded in a range of packet softswitching products to interoperate or converge voice and data networks and facilitate services such as voice over the Internet and Internet offload.

           The Company was incorporated in New Jersey on December 18, 1974 as "Dale, Gesek, McWilliams & Sheridan, Inc.," and was formerly known as "DGM&S Telecom, Inc." In May 1999, the Company changed its name to "Ulticom, Inc." The Company completed an initial public offering of its common stock in April 2000 and its common stock is listed on the NASDAQ National Market System under the symbol "ULCM". The Company is a subsidiary of Comverse Technology, Inc. ("CTI"), which holds approximately 72% of its outstanding shares. The Company's principal executive offices are located at 1020 Briggs Road, Mount Laurel, New Jersey 08054, and its telephone number is (856) 787-2700.


THE COMPANY'S PRODUCTS

 BACKGROUND

        Traditionally, voice networks were based on a technology called "circuit switching." In circuit switched networks, a dedicated line or circuit is established for each telephone call and maintained for the duration of the call. At the conclusion of a circuit switched call, the dedicated line or circuit is disconnected.

        The circuit switched network provides high voice quality and reliability by separating the voice and signaling portions of a call. The signaling infrastructure processes in real time the information needed to set up, connect, route, terminate and bill a call, while also providing a foundation to develop and offer value-added services. The signaling portion of a telephone network that controls each call is based on a globally accepted set of standards and protocols called signaling system #7 ("SS7"). SS7 provides the speed and reliability required for processing complex call control information.

        While SS7 was initially created to support signaling in a wireline or fixed network, it also has become an essential element for connecting calls and delivering services in wireless networks. In addition to providing the signaling link between wireline and wireless networks, SS7 efficiently allows wireless service providers to register and authenticate subscribers as they move between mobile cell areas. SS7 signaling also is used as the foundation for enhanced database services such as prepaid calling and voice and text messaging. SS7 is designed to be robust, flexible and scalable, enabling service providers to offer new services quickly and reliably.

        While circuit switching has offered dependable, high quality voice communication, a newer technology called "packet switching" is inherently more efficient and cost effective than circuit switching. In packet switched networks, the voice or data transmission is formatted into a series of shorter digital messages called "packets." These packets of voice or data information travel over a shared line or circuit. The cost and performance superiority of packet switching has led certain traditional and new service providers to build packet networks to handle voice and data traffic.

        Because SS7 is the globally accepted signaling standard protocol, it has become the critical element needed to connect and interoperate packet networks with the existing circuit network infrastructure. Wireline, wireless and Internet service providers worldwide have implemented SS7 as an important component to converge voice and data communications through signaling gateways that interwork SS7 signaling and packet switching protocols.

SIGNALWARE

         Signalware provides the SS7 connectivity required to offer value-added services. Signalware call control products work within wireless, wireline and Internet networks to interconnect and interoperate voice and data communication systems. In addition, Signalware plays a key role in the convergence of disparate networks by providing a means to bridge circuit and packet technology. Signalware offers many of the features that are crucial to the connectivity of communication networks and the rapid delivery of revenue generating services, including:

         o open systems - running applications on multiple software and hardware platforms;

         o service reliability - building systems with no single point of failure;

         o        high performance - processing calls at very high rates;

         o standards conformance - complying to industry-accepted standards including IETF, ANSI and ITU;

         o scalability - increasing computing and link capacity to match varying application requirements; and

         o global interoperability - creating applications that can run on various communications networks around the world.

           Signalware supports a range of applications in wireline, wireless and Internet networks. In circuit networks, Signalware has been deployed as part of wireline services such as voice messaging, 800 number service and caller ID.

Signalware enables wireless services that include infrastructure applications such as global roaming, as well as enhanced services such as voice and text messaging and prepaid calling. Signalware enables deployment of high capacity wireless data services made possible by the evolution from second generation ("2G") to third generation ("3G") infrastructures, including an intermediate generation called "2.5G". Signalware is used to deploy mandated, location based wireless services, such as emergency-911. Signalware also is used to enable solutions that ease congestion on existing networks by routing Internet dial-up traffic to packet infrastructure, and deliver voice over IP services such as click-to-dial and advanced call forwarding.

         Signalware works with multiple SS7 networks, supports a wide variety of SS7 protocol elements, and enables analog or digital wireline and wireless transmissions. It provides the functionality needed for call set-up/termination and call routing/billing. Signalware products also include features that enable the transition from SS7 signaling to emerging packet signaling standards, such as Sigtran. New features include a Signalware Sigtran Gateway for circuit-packet network interoperability, and protocols to carry SS7 signals over IP networks. Signalware packages run on a range of hardware platforms and operating systems, including Sun Solaris, IBM AIX and Red Hat Linux. These packages can be used in single or multiple computing configurations for fault resiliency and reliability.

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

           New customers begin development of applications and services by purchasing the appropriate Signalware development kit and a development site license. A typical kit includes software, an interface board, cables and documentation. A development maintenance plan for one year is also included with each development kit. The maintenance plan provides access to customer support services along with service packs and scheduled release upgrades of the software. After the initial year, the maintenance plan must be renewed for a fee in order to continue to receive support and upgrades.

         When the application is ready for deployment in a communication service provider's network, the customer purchases one or more interface boards per server to stage the application for deployment. After the application is in operation, the customer reports deployment licenses per installation, while continuing the development site license and maintenance. In addition, a customer typically will purchase an annual deployment maintenance and support plan for each installation for the life of the application.

PRODUCT SERVICES

           The Company believes that customer support, training and professional services are integral to building and maintaining strong customer relationships. Customer support is offered as part of the maintenance agreements.

           Customer Support. The Company provides comprehensive technical support to help customers develop and deploy new services. Customer support representatives at the help desk interface with customers' technical staff, answering questions, resolving problems and providing assistance. Services are available 24 hours a day, 7 days a week. Customer support is managed through corporate headquarters in Mount Laurel, New Jersey with remote service locations to provide extended geographic and same-time-zone coverage.

           Training Services. The Company offers customers a comprehensive training program including courses such as application development, and operations and support. Courses are scheduled throughout the year. Customized and/or on-site training programs also are provided for an additional fee to meet the specific needs of customers.

           Professional Services. The Company offers fee-based consulting and development services to create customer-specific enhancements to its products and assist with deployment of its products in service provider networks. An experienced engineering staff provides such services. This service assists customers by accelerating their time-to-market, and also hastens the point in the development cycle when the Company begins to receive recurring deployment license revenues.


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

           The Company actively works to further enhance market awareness and acceptance of the Company and its products. The Company identifies market opportunities in cooperation with customers and develops and enhances products to seize those opportunities in a timely fashion. Based on market considerations, the Company may port software products to additional operating systems, develop new features and functionality, and engage in new strategic alliances and partnerships.

           The Company's market strategy includes enhancing brand awareness for its products with a web site, promotional literature, direct marketing to current and prospective customers, advertising, continued participation in industry relevant trade shows and conferences, and a public relations program that includes public demonstrations of products and prototypes. Representatives of the Company also are called upon to address industry symposia and conferences, are quoted in industry publications and may from time to time author articles about developments in communications technology.

           Products are sold primarily to network equipment manufacturers and application developers, who include the Company's products within their products and sell them as an integrated solution to service providers. Service providers will install the solution in their communication networks and offer the service enabled by such solution to their subscribers. Since the Company and its customers have a mutual interest in developing solutions that are widely accepted by subscribers and profitable to service providers, the Company works closely with customers to support their development efforts and produce solutions that are unique, reliable, scalable and cost effective.

           The Company engages in joint promotion, sales efforts, training, testing, design, integration and installation with Sun Microsystems and other information systems providers who use Sun Microsystems' components. The Company also engages in joint-marketing activities with IBM in support of their Websphere telecommunication product and their SIMI wireless integration group. The Company has entered into a distribution agreement with Macnica, Inc. that has resulted in deployments of the Company's products in wireless and Internet services in major Japanese service providers.

           The Company's products are currently used by over 55 customers and are deployed by more than 260 service providers in more than 100 countries. The Company markets its products and services primarily through a direct sales organization and through key relationships with customers. Customers include: network equipment manufacturers, such as Alcatel, Ericsson and Siemens; application developers, such as Comverse, Inc. ("Comverse"), Logica and Sonus; and service providers, such as Level (3), WorldCom and Telefonica.

           The Company currently derives a significant portion of its total sales from customers outside of the United States. Financial information regarding the Company's operations in these areas is presented in Note 13 of the Financial Statements included in Item 14 of this report on Form 10-K. International transactions involve particular risks, including political decisions affecting tariffs and trade conditions, rapid and unforeseen changes in economic conditions in individual countries, turbulence in foreign currency and credit markets, and increased costs resulting from lack of proximity to the customer.

           For fiscal year 1999, which ended January 31, 2000, Ericsson, Comverse and its affiliates and Siemens accounted for 20%, 18% and 12%, respectively, of the Company's revenues. For fiscal year 2000, which ended January 31, 2001, Ericsson, Comverse and its affiliates and Siemens accounted for 18%, 16% and 10%, respectively, of the Company's revenues. For fiscal year 2001, which ended January 31, 2002, Ericsson, Comverse, Sonus and Siemens accounted for 18%, 16%, 11% and 11%, respectively, of the Company's revenues.

           The Company actively participates in industry activities to define the technology to facilitate the convergence of telephony networks with the Internet. As a member of the Internet Engineering Task Force, Ulticom has worked to develop a set of signaling transport standards called Sigtran to enable communication service providers to cost effectively and more easily implement services that span existing circuit switched networks and packet networks using

Internet Protocol. The Company also participates in the standards activities of the Third Generation Partnership Project ("3GPP"), which works with standards bodies to produce globally acceptable technical specifications for the evolution to a packet-based 3G wireless infrastructure. It is a founding member, along with British Telecom, Microsoft, Nortel and Siemens, of the Parlay Group, an industry consortium to specify an open interface to enable secure public access to core capabilities of voice data networks. The Company also is a founding member of JAIN, the Java API Integrated Networks industry initiative, which defines common interfaces between Intelligent Network and SS7 environments so that services and protocols can run anywhere in the network.


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

           As a result, the Company has made and intends to continue to make investments in research and development. Research and development resources are allocated in response to market research and customer demands for additional features and products. The development strategy involves rolling out initial releases of products and adding features over time. The Company continuously incorporates feedback it receives from customers into the product development process. Accordingly, longer-term initiatives, such as Nexworx, a next generation initiative, may be deferred in favor of nearer-term opportunities. While it is expected that new products will continue to be developed internally, the Company may, based on timing and cost considerations, acquire or license technologies, products or applications from third parties.

           The Company's research and development expenses were approximately $6.0 million, $10.3 million, and $14.2 million for the years ended January 31, 2000, 2001 and 2002, respectively. Research and development activities are located in the U.S. and France. As of January 31, 2002, there were 134 employees engaged in research and development activities. The Company believes that recruiting and retaining highly skilled engineering personnel is essential to its success.

INTELLECTUAL PROPERTY RIGHTS

           The Company has accumulated a significant amount of proprietary know-how and expertise over the years in developing network signaling software and signaling system #7 protocol technology for communication services. Its continued success is dependent, in part, upon its ability to protect proprietary rights to the technologies used in its products. If the Company is not adequately protected, competitors could use the intellectual property that it has developed to enhance competing products and services, which could harm the Company's business. To safeguard its proprietary technology, the Company relies on a combination of technical innovation, trade secret, copyright and trademark laws, restricted licensing arrangements and non-disclosure agreements, each of which affords only limited protection, and in the future the Company may rely on patents. As of January 31, 2002, the Company had one patent application pending. The Company conducts periodic reviews of new areas of technology with its patent attorneys to determine whether they are patentable. However, there can be no assurance that the Company will receive any patents.

           The Company licenses software from third parties that is incorporated into some versions of Signalware.

           Due to the value of intellectual property rights, the Company generally does not make its proprietary software code available to customers. Exceptions to this principle were made in the past, in limited circumstances, for large customers where adequate control mechanisms were in place to protect the Company's intellectual property rights.

           The Company has granted Comverse a perpetual, royalty-free, non-exclusive license to use and operate software products for incorporation into any of Comverse's products.

           In January 2000, an affiliate, Comverse Patent Holding, Inc. ("CPH") and Lucent Technologies GRL Corp. ("Lucent") entered into a non-exclusive cross-licensing arrangement covering current and certain future patents issued to CPH and its affiliates, including the Company, and a portfolio of current and certain future patents in the area of telecommunications technology issued to Lucent and its affiliates. The Company is entitled to utilize the licensed patent rights, and is obligated to provide licenses under any patents it may hold, pursuant to a royalty-free license agreement with CPH.


COMPETITION

           The market for network signaling software is intensely competitive, both in the U.S. and internationally. The Company expects competition to persist, intensify and increase in the future, especially with the convergence of voice and data networks.

           The Company's primary competition comes from in-house development organizations within its customers who seek, in a build-versus-buy decision, to develop substitutes for the Company's products. The Company also competes with a number of U.S. and international suppliers that vary in size and in the scope and breadth of the products and services offered.

         Competitors include a number of companies ranging from signaling system #7 software solution providers, such as SS8 Networks, formerly ADC NewNet, and Trillium Digital Systems, an Intel company, to vendors of communication and network infrastructure equipment, such as Hewlett Packard and Compaq. The Company believes it competes principally on the basis of:

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


MANUFACTURING

         The Company's Signalware products typically have two components: software and interface boards. Software is duplicated in house and provided to customers via several media, primarily CD-ROM. Each software shipment is configured to provide the specific operating system version and features requested by the customer. Each order is tracked by purchase order number and documented according to internal quality standards.

         The Company has been working to achieve compliance with TL 9000, a set of common quality system requirements and measurements designed specifically for the telecommunications industry for the design, development, production, delivery, installation and maintenance of products and services. TL 9000 encompasses the International Standard Organization's ("ISO") ISO 9001:2000 and best practices. As of January 31, 2002, the Company had completed its preparatory work and scheduled a certification audit.

         Subcontractors who are ISO certified perform assembly of the Company's printed circuit interface boards. Periodic audits are performed to ensure adherence to quality standards. Subcontractors are responsible for purchasing, inspecting, installing and assembling components of interface boards. Completed assemblies are burned-in, inspected, tested and packaged in the Company's facility according to ISO standards. All inspection, test, repair, revision and shipping information is tracked by product type and serial number and maintained in the Company's tracking database.

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

           The Company does not have any long term agreements with any of its manufacturers, some of whom are small, privately held companies. In the event that these manufacturers experience financial, operational or quality assurance difficulties, the Company's business could be adversely affected until an alternate manufacturer could be found.

           There is no assurance that an alternate manufacturer will be able to meet the Company's requirements or that existing or alternate sources for interface boards will continue to be available at favorable prices.


EMPLOYEES

           As of January 31, 2002, the Company had approximately 315 employees. Our employees are not covered by any collective bargaining agreement and the Company considers its relationship with its employees to be good. On April 24, 2002, the Company issued a press release announcing a revision to its first quarter outlook for fiscal year 2002 and that it intends to reduce its workforce by approximately 20 percent.


ITEM 2.    PROPERTIES.

           The Company's headquarters and development facilities are located in Mount Laurel, New Jersey where it leases approximately 54,000 square feet of office space. The Company also leases approximately 13,000 square feet of office space in Dallas, Texas, and sales offices in Chicago, Illinois, and Boston, Massachusetts. The Company's French subsidiary leases approximately 8,300 square feet of office space in Sophia-Antipolis.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         The Company's common stock trades on the NASDAQ National Market System under the symbol "ULCM". The following table sets forth the range of closing prices of the Company's common stock as reported on NASDAQ for the period from April 5, 2000 through January 31, 2002.


FISCAL YEAR              FISCAL QUARTER                      LOW         HIGH
-----------              --------------                      ---         ----

2001                 02/1/01   -     04/30/01               $15.06       $44.56
                     05/1/01   -     07/31/01               $16.28       $34.81
                     08/1/01   -     10/31/01               $ 7.52       $20.86
                     11/1/01   -     01/31/02               $ 8.44       $11.80

2000                 04/5/00*  -     04/30/00               $14.81       $33.00
                     05/1/00   -     07/31/00               $22.06       $53.44
                     08/1/00   -     10/31/00               $29.19       $60.98
                     11/1/00   -     01/31/01               $25.50       $53.63

*Stock began trading on April 5, 2000, the date of the Company's initial public offering.


           There were 30 holders of record of the Company's common stock on April 22, 2002. Such record holders include a number who are nominees for an undetermined number of beneficial owners. The Company believes that the number of beneficial owners of the shares of common stock outstanding at such date was approximately 3,500.

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

ITEM 6.    SELECTED FINANCIAL DATA.

           The following tables present selected consolidated financial data for the Company for the year ended December 31, 1997, the one month period ended January 31, 1998, and each of the years in the four years ended January 31, 2002. Such information has been derived from the Company's audited consolidated financial statements and should be read in conjunction with the Company's consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this report.

                                         YEAR         ONE MONTH
                                        ENDED           ENDED
                                      DECEMBER 31,    JANUARY 31,                       YEAR ENDED JANUARY 31,
                                     -------------    -----------                       ----------------------
                                         1997            1998             1999           2000            2001              2002
                                      ----------      ----------       ----------     ----------      ----------        ----------
                                                                   (IN THOUSANDS, EXPECT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Sales                                   $ 14,559          $  212         $ 18,629       $ 25,831        $ 47,441          $ 58,156
Cost of sales                              4,495             294            6,131          8,883          15,489            19,536
                                      ----------      ----------       ----------     ----------      ----------        ----------
Gross profit                              10,064             (82)          12,498         16,948          31,952            38,620
Research and development                   2,398             205            4,706          6,015          10,325            14,236
Selling, general and administrative        3,891             348            4,948          8,124          13,271            15,861
                                      ----------      ----------       ----------     ----------      ----------        ----------
Income (loss) from operations              3,775            (635)           2,844          2,809           8,356             8,523
Interest income (expense), net              (507)            (45)            (350)          (271)          6,282             8,761
                                      ----------      ----------       ----------     ----------      ----------        ----------
Income (loss) before income taxes          3,268            (680)           2,494          2,538          14,638            17,284
Income tax provision (benefit)             1,213            (249)             927            964           5,561             6,447
                                      ----------      ----------       ----------     ----------      ----------        ----------

Net income (loss)                        $ 2,055          $ (431)         $ 1,567        $ 1,574         $ 9,077          $ 10,837
                                      ==========      ==========       ==========     ==========      ==========        ==========
Earnings (loss)
per share--
diluted                                   $ 0.06          ($0.01)          $ 0.05         $ 0.05         $ 0.22            $ 0.25

Weighted average number of common
and common equivalent shares
outstanding - diluted                     32,727          32,727           33,087         33,759         40,715            43,246


                                        AS OF                                AS OF JANUARY 31,
                                        -----                                -----------------
                                     DECEMBER 31,
                                     ------------
                                        1997          1998          1999           2000          2001           2002
                                        ----          ----          ----           ----          ----           ----
BALANCE SHEET DATA:
Cash and cash equivalents             $ 1,030         $ 584       $ 2,544        $ 6,299      $ 183,303     $ 140,260
Working capital (deficit)              (2,999)       (3,513)       (2,236)           742        195,369       212,946
Total assets                            7,319         6,878         8,883         17,364        232,187       240,675
Long-term debt                             --            --            --          3,800             --            --
Shareholders' equity (deficit)         (1,333)       (2,021)         (454)         1,120        207,049       224,024
Dividend to parent                         --           256            --             --             --            --


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

           Ulticom, Inc. designs, develops, markets, licenses and supports service enabling signaling software for wireline, wireless and Internet communications. These products are sold through a direct sales force to network equipment manufacturers, application developers and service providers who include the Company's products within their products. Signalware product sales consist of software licenses, printed circuit interface boards, training and support revenues. In certain limited circumstances, the Company sells Signalware development services typically under fixed-fee arrangements with its customers. New customers begin development of applications and services by purchasing the appropriate Signalware development kit, which includes a development site license, an interface board, and a one-year maintenance plan. At deployment, the customer generally purchases one or more deployment licenses, additional interface boards and a deployment maintenance and support plan.


CRITICAL ACCOUNTING POLICIES

         Critical accounting policies are those that are both most important to the portrayal of a company's financial position and results of operations, and require management's most difficult, subjective or complex judgments. Although not all of the Company's significant accounting policies require management to make difficult, subjective or complex judgments or estimates, the following policies and estimates are those that the Company deems most critical.

         In accordance with Statement of Position 97-2, "Software Revenue Recognition," product revenues are generally recognized in the period in which the products are delivered and accepted by the customer, the fee is fixed and determinable, and collection is considered probable. When the Company has significant obligations subsequent to shipment, revenues are not recognized until the obligations are fulfilled. Revenues from arrangements that include significant acceptance terms are not recognized until acceptance has occurred. Revenues from product support services, including those included in initial licensing fees, are recognized ratably over the contract period. Post-contract support services included in the initial licensing fee are allocated from the total contract amount based on the relative fair value determined using vendor-specific objective evidence.

         The Company's cost of sales include material costs, salary and related benefits for the operations and service departments, depreciation and amortization of equipment used in the operations and service departments, amortization of capitalized software costs and an overhead allocation. Research and development costs include salaries and related benefits as well as travel, depreciation and amortization of research and development equipment, an overhead allocation, as well as other costs associated with research and development activities. Selling, general and administrative costs include salary and related benefits, travel, depreciation and amortization, marketing and promotional materials, recruiting expenses, professional fees, corporate services provided by CTI, facility costs, as well as other costs associated with sales, marketing, finance and administrative departments.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.


RELATED PARTY TRANSACTIONS

           The Company sells products and provides services to other subsidiaries of CTI. Sales to related parties were approximately $9.0 million, $7.6 million and $4.7 million for the years ended January 31, 2002, 2001 and 2000, respectively.

           As of January 31, 2002 and 2001, amounts due from subsidiaries of CTI were approximately $1.8 million and $1.0 million, respectively.

           The Company was charged interest on balances owed to CTI amounting to approximately $0, $0, and $362,000 for the years ended January 31, 2002, 2001 and 2000, respectively.

           The Company has a services agreement with CTI. Under this agreement, CTI provides the Company with various administrative and consulting services. The Company has agreed to pay to CTI a quarterly fee of $150,000, payable in arrears at the end of each fiscal quarter, in consideration for all services provided by CTI during such fiscal quarter. The Company was charged $600,000 in each of the years ended January 31, 2002, 2001 and 2000 for consulting and other corporate services provided by CTI. In addition, the Company has agreed to reimburse CTI for any out-of-pocket expenses incurred by CTI in providing the services. The term of the agreement extends to January 31, 2003 and is automatically extended for additional twelve-month periods unless terminated by either party.

           In January 2000, the Company secured a bank loan in the amount of $3.8 million in order to repay debt owed to CTI. A portion of the proceeds from the Company's initial public offering was used to repay the bank loan in July 2000.

RECENT EVENTS

           On April 24, 2002, the Company issued a press release in which it revised its outlook for the first quarter of fiscal year 2002, which will end on January 31, 2003. The Company announced anticipated sales for its first quarter of fiscal 2002, ending April 30, 2002, of approximately $7 million, resulting in an estimated loss of approximately $0.03 per share. The Company also announced that it intends to reduce its workforce by approximately 20 percent and expects to take a one-time charge of up to $3 million for staff reductions and restructuring in its second quarter ending July 31, 2002.

RESULTS OF OPERATIONS

YEAR-ENDED JANUARY 31, 2002 COMPARED TO YEAR-ENDED JANUARY 31, 2001

           Sales. Sales for the fiscal year ended January 31, 2002, or fiscal 2001, increased by approximately $10.7 million to approximately $58.2 million, or approximately 23%, compared to the fiscal year ended January 31, 2001, or fiscal 2000. The increase is attributable to a higher volume of sales and deployments of Signalware products worldwide, especially to customers who provide wireless communication services or who sell products enabling the convergence of voice and data networks. Sales to international customers represented approximately 62% of sales in both fiscal 2001 and fiscal 2000.

           Cost of Sales. Cost of sales increased by approximately $4.0 million to approximately $19.5 million, or approximately 26%, in fiscal 2001 compared to fiscal 2000. The increase is primarily attributable to an increase of approximately $4.8 million in personnel-related costs due to the hiring of additional personnel, and an increase in depreciation and amortization expense of approximately $0.8 million for fiscal 2001 compared to fiscal 2000. This was partially offset by a decrease in material and production costs of approximately $1.8 million due to volume discounts and cost containment measures. Gross margins (expressed as a percentage of sales) decreased from approximately 67% in fiscal 2000 to approximately 66% in fiscal 2001.

           Research and Development Expenses. Research and development expenses increased in fiscal 2001 by approximately $3.9 million to approximately $14.2 million, or approximately 38% in fiscal 2001 compared to fiscal 2000 due to the overall growth of research and development operations and the increase in new research and development projects. The increase is primarily attributable to an increase in personnel-related costs of approximately $4.7 million due to the hiring of additional personnel and increased compensation and benefits for existing personnel. This was partially offset by decreased material costs related to research and development activities of approximately $0.7 million.

           Selling, General & Administrative Expenses. Selling, general and administrative expenses increased by approximately $2.6 million to approximately $15.9 million, or approximately 20%, in fiscal 2001 compared to fiscal 2000, and as a percentage of sales decreased to approximately 27% in fiscal 2001 from approximately 28% in fiscal 2000. The increase in the dollar amount of these expenses is primarily attributable to an increase in personnel-related costs of approximately $1.8 million due to the hiring of additional personnel and increased compensation and benefits for existing personnel. In addition, administrative expenses increased by approximately $0.8 million due to the overall growth and expansion of operations.

           Interest Income (Expense), Net. Interest income (expense), net increased by approximately $2.5 million to approximately $8.8 million or approximately 39% in fiscal 2001 as compared to fiscal 2000. The principal reason for this increase was additional interest income earned from the investment of proceeds from the Company's public offerings in the fiscal 2000 period, which was outstanding for a full year in fiscal 2001 as compared to fiscal 2000.

           Income Tax Provision. Provision for income taxes increased by approximately $0.9 million to approximately $6.4 million, or approximately 16%, due to the increased pre-tax income. The Company's overall effective tax rate was approximately 37% for fiscal 2001 as compared to approximately 38% for fiscal 2000.

           Net Income. Net income increased by approximately $1.8 million to approximately $10.8 million or approximately 19% in fiscal 2001 compared to fiscal 2000, while net income as a percentage of sales was approximately 19% in both fiscal 2000 and 2001. The changes resulted primarily from the factors described above.

YEAR-ENDED JANUARY 31, 2001 COMPARED TO YEAR-ENDED JANUARY 31, 2000

           Sales. Sales for fiscal 2000, increased by approximately $21.6 million to approximately $47.4 million, or approximately 84%, compared to the fiscal year ended January 31, 2000, or fiscal 1999. The increase is attributable to a higher volume of sales and deployments of Signalware products worldwide, especially to customers who provide wireless communication services or who sell products enabling the convergence of voice and data networks. Sales to international customers represented approximately 62% of sales in fiscal 2000 and approximately 63% of sales in fiscal 1999.

           Cost of Sales. Cost of sales increased by approximately $6.6 million to approximately $15.5 million, or approximately 74%, for fiscal 2000 compared to fiscal 1999. The increase is primarily attributable to an increase of approximately $2.6 million in personnel-related costs due to the hiring of additional personnel. Depreciation and amortization increased by approximately $0.9 million for fiscal 2000 compared to fiscal 1999. Material and production costs increased approximately $2.6 million due to increased sales. Gross margins (expressed as a percentage of sales) increased from approximately 66% in fiscal 1999 to approximately 67% in fiscal 2000.

           Research and Development Expenses. Research and development expenses increased in fiscal 2000 by approximately $4.3 million to approximately $10.3 million, or approximately 72%, compared to fiscal 1999 due to the overall growth of research and development operations and the increase in new research and development projects. The increase is primarily attributable to an increase in personnel-related costs of approximately $3.0 million due to the hiring of additional personnel and increased compensation and benefits for existing personnel. Material costs related to research and development activities increased by approximately $1.3 million.

           Selling, General & Administrative Expenses. Selling, general and administrative expenses increased by approximately $5.1 million to approximately $13.3 million, or approximately 63%, in fiscal 2000 compared to fiscal 1999, and as a percentage of sales decreased to approximately 28% in fiscal 2000 from approximately 31% in fiscal 1999. The increase in the dollar amount of these expenses is primarily attributable to an increase in personnel-related costs of approximately $2.5 million due to the hiring of additional personnel. In addition, expenses related to overall administrative costs increased by approximately $1.6 million due to the overall growth and expansion of operations.

           Interest Income (Expense), Net. Interest income (expense), net for fiscal 2000 increased by approximately $6.6 million as compared to fiscal 1999. The principal reason for the increase was the interest income earned from the investment of proceeds from the Company's public offerings in fiscal 2000.

           Income Tax Provision. Provision for income taxes increased by approximately $4.6 million, or approximately 477%, due to the increased pre-tax income. The Company's overall effective tax rate was approximately 38% for both fiscal 2000 and fiscal 1999.

          Net Income. Net income increased by approximately $7.5 million in fiscal 2000 compared to fiscal 1999, while net income as a percentage of sales increased to approximately 19% in fiscal 2000 from approximately 6% in fiscal 1999. The changes resulted primarily from the factors described above.

           LIQUIDITY AND CAPITAL RESOURCES

           The Company had working capital at January 31, 2002 and 2001 of approximately $212.9 million and $195.4 million, respectively. At January 31, 2002 and 2001, the Company had cash and cash equivalents and short-term investments of approximately $217.1 million and $208.9 million, respectively.

           Operations for fiscal 2001, fiscal 2000 and fiscal 1999, after adding back non-cash items, provided cash of approximately $14.6 million, $11.4 million and $3.0 million, respectively. Other changes in operating assets and liabilities provided (used) cash of approximately ($5.2) million, $9.6 million and $4.1 million, for fiscal 2001, 2000 and 1999, respectively.

           Investing activities for fiscal 2001, fiscal 2000 and fiscal 1999 used cash of approximately $55.1 million, $35.4 million and $3.5 million, respectively. These amounts included (i) additions of property and equipment in fiscal 2001, fiscal 2000 and fiscal 1999 of approximately $3.8 million, $4.3 million and $2.9 million, respectively; (ii) capitalization of software development costs in fiscal 1999 of approximately $0.6 million; and (iii) maturities and sales (purchases) of short-term investments, net in the amount of approximately ($51.3) million and ($31.1) million, respectively, in fiscal 2001 and 2000.

           Financing activities for fiscal 2001, fiscal 2000 and fiscal 1999 provided cash of approximately $2.7 million, $191.4 million, and $0.1 million, respectively. These amounts include (i) approximately $195.2 million of net proceeds from the issuance of common stock in connection with the Company's public offerings in fiscal 2000; (ii) proceeds from the exercise of stock options and employee stock purchase plan in the amount of approximately $2.7 million and $0.5 million in fiscal 2001 and fiscal 2000, respectively, (iii) repayments to related parties of approximately $0.6 million, and $3.7 million in fiscal 2000 and fiscal 1999, respectively, and (iv) the borrowing of bank debt of approximately $3.8 million in fiscal 1999 and the repayment of such debt in fiscal 2000.

           The Company leases office space under non-cancelable operating leases. As of January 31, 2002, the minimum rent obligations of the Company were approximately $1.0 million, $0.9 million, $1.0 million, $0.9 million and $0.3 million, respectively, for fiscal years 2002, 2003, 2004, 2005, and 2006 and thereafter.

           Although there are no present understandings, commitments or agreements with respect to acquisitions of other businesses, products or technologies, the Company may in the future consider such transactions, which may require additional debt or equity financing. The issuance of debt or equity securities could be expected to have a dilutive impact on the Company's shareholders, and there can be no assurance as to whether or when any acquired business would contribute positive operating results commensurate with the associated investment.

           The Company may pursue acquisitions of businesses, products or technologies in the future to expand its business and the products it offers. Any material acquisition could result in a decrease in working capital depending upon the amount, timing and nature of the consideration paid.

           The Company believes that the proceeds from its public offerings during fiscal 2000, together with the potential cash flow from operations, will be sufficient to meet anticipated cash needs for working capital, capital expenditures and other activities for the foreseeable future. Thereafter, if current sources are not sufficient to meet the Company's needs, it may seek additional debt or equity financing.


CERTAIN TRENDS AND UNCERTAINTIES

           The Company derives substantially all of its revenue from the telecommunications industry, which is facing an unprecedented recession. This has resulted in a significant reduction of capital expenditures made by equipment manufacturers, application developers and communication service providers. The Company's operating results and financial condition have been, and will continue to be, adversely affected by the severe decline in technology purchases and capital expenditures by these entities and by unfavorable global economic conditions. Consequently, the Company's operating results have deteriorated significantly in recent periods and may continue to deteriorate in future periods if such conditions remain in effect. For these reasons and the risk factors outlined below, it has been and continues to be very difficult for the Company to accurately forecast future revenues and operating results.

           The Company's business is dependent on the strength of the telecommunications industry. The telecommunications industry, in general, and the Company, in particular, have been negatively affected by, among other factors, the high costs and large debt positions incurred by communication service providers to expand capacity and enable the provision of future services (and the corresponding risks associated with the development, marketing and adoption of these services as discussed below), including the cost of acquisitions of licenses to provide future broadband services and reductions in actual and projected revenues and deterioration in actual and projected operating results. Accordingly, these entities have significantly reduced their actual and planned expenditures to expand their equipment and delayed and reduced the deployment of services. A number of communication service providers have indicated the existence of conditions of excess capacity in certain markets and have delayed the planned introduction of new services. The Company's sales to equipment manufacturers and application developers who supply the telecommunications industry are adversely affected by the slowdown of infrastructure purchases by communication service providers and by declines in technology expenditures. The continuation and/or exacerbation of these trends will have an adverse effect on the Company's future results. In addition to loss of revenue, weakness in the telecommunications industry has affected and will continue to affect the Company's business by increasing the risks of credit or business failures of suppliers, customers or distributors, by delays and defaults in customer or distributor payments, and by price reductions instituted by competitors to retain or acquire market share.

           The Company's current plan of operations is predicated in part on a recovery in capital expenditures by equipment manufacturers, application developers and communication service providers. In the absence of such improvement, the Company would experience further deterioration in its operating results, and may determine to modify its plan for future operations accordingly, which will include, among other things, additional reductions in its workforce.

           The Company intends to continue to make significant investment in its business, and to examine opportunities for growth through acquisitions of businesses, products or technologies and other strategic investments. These activities may involve significant expenditures and obligations that cannot readily be curtailed or reduced if anticipated growth in demand for the associated products does not materialize or is delayed. The impact of these decisions on future profitability cannot be predicted with assurance, and the Company's commitment to growth may increase its vulnerability to downturns in its markets, technology changes and shifts in competitive conditions. The Company also may not be able to identify future suitable merger or acquisition candidates, and even if the Company does identify suitable candidates, it may not be able to make these transactions on commercially acceptable terms, or at all. If the Company does make acquisitions, it may not be able to successfully incorporate the personnel, operations and customers of these companies into the Company's business. In addition, the Company may fail to achieve the anticipated synergies from the combined businesses, including marketing, product integration, distribution, product development and other synergies. The integration process may further strain the Company's existing financial and managerial controls and reporting systems and procedures. This may result in the diversion of management and financial resources from the Company's core business objectives. In addition, an acquisition or merger may require the Company to utilize cash reserves, incur debt or issue equity securities, which may result in a dilution of existing shareholders, and the Company may be negatively impacted by the assumption of liabilities of the merged or acquired company. Due to rapidly changing market conditions, the Company may find the value of its acquired technologies and related intangible assets, such as goodwill as recorded in the Company's financial statements, to be impaired, resulting in charges to operations. The Company may also fail to retain the acquired or merged companies' key employees and customers.

           The telecommunications industry is subject to rapid technological change. The introduction of new technologies in the telecommunications market and new alternatives for the delivery of services are having, and can be expected to continue to have, a profound effect on competitive conditions in the market and the success of market participants, including the Company. The Company's success will depend on the ability to correctly anticipate technological trends, to react quickly and effectively to such trends and to enhance its existing product line and to introduce new products on a timely and cost-effective basis. As a result, the life cycle of the Company's product line is difficult to estimate. In addition, changing industry and market conditions may dictate strategic decisions to restructure some business units and discontinue others. Discontinuing a business unit or product line may result in the Company recording accrued liabilities for special charges, such as costs associated with a reduction in workforce. These strategic decisions could result in changes to determinations regarding a product's useful life and the recoverability of the carrying basis of certain assets.

           The Company's products involve sophisticated technology that performs critical functions to highly demanding standards. There can be no assurance that the Company's current or future products will not develop operational problems, which could have a material adverse effect on the Company. The Company relies on a limited number of suppliers and manufacturers for specific components and may not be able to obtain substitute suppliers and manufacturers on terms that are as favorable if supplies are interrupted.

           The telecommunications industry continues to undergo significant change as a result of deregulation and privatization worldwide, reducing restrictions on competition in the industry. Unforeseen changes in the regulatory environment also may have an impact on the Company's revenues and/or costs in any given part of the world. The Company believes that existing competitors will continue to present substantial competition, and that other companies, many with considerably greater financial, marketing and sales resources than the Company, may enter the markets for the Company's products. Moreover, as the Company enters into new markets as a result of its own research and development efforts or acquisitions, it is likely to encounter new competitors.

           The Company's products are dependent upon their ability to operate on new hardware and operating systems of other companies. Any modifications to the Company's software needed to adapt to these hardware and operating system changes may prove to be costly, time-consuming and may not be successful. Undetected defects could result in lost sales, adverse publicity and other claims against the Company.

           The Company's current products are designed to support signaling system #7. If future networks do not utilize this signaling system and the Company is unable to adapt its products to work with other appropriate signaling protocols, its products will become less competitive or obsolete. A reduction in the demand for these products could affect adversely the Company's business and operating results.

           The Company has made and continues to make significant investments in the areas of sales and marketing and research and development. The Company's research and development activities include ongoing significant investment in the development of additional features and functionality for its products, including products based on emerging open standards for Internet protocol that facilitate the convergence of voice and data signaling. However, the Company also has ceased, curtailed or delayed certain longer-term initiatives, such as its Nexworx product, pending a recovery in its business. The success of these initiatives will be dependent upon, among other things, the emergence of a market for these types of products and their acceptance by existing and new customers. Despite delays in the adoption of new features and functionality as a result of the telecommunications recession and the other factors described herein, the Company believes that expenditures on these initiatives are necessary to enhance its products in order to remain competitive, provide future growth opportunities and to maintain the Company's presence in the market. The Company's product initiatives reflect the Company's continuing analysis of the future demand for new products and services, and the Company from time to time is required to reprioritize or otherwise modify its product plans based on such analysis. The Company's business may be adversely affected by its failure to correctly anticipate the emergence of a market demand for certain products or services, or delays or changes in the evolution of market opportunities. If a sufficient market does not emerge for new or enhanced products developed by the Company, or the Company is not successful in marketing such products, the Company's continued growth could be adversely affected and its investment in those products may be lost.

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

         To date, international sales have been denominated in U.S. dollars. Accordingly, the Company has not been exposed to fluctuations in foreign currency exchange rates. However, the Company expects that in future periods, a portion of international sales may be denominated in currencies other than U.S. dollars, which could expose it to gains and losses on foreign currency transactions. The Company may choose to limit its exposure by utilizing hedging strategies. There can be no assurance that any such hedging strategies that it undertakes would be successful in avoiding exchange rate losses.

         In order to increase the Company's revenues, it will need to attract additional customers on an ongoing basis. In addition, since the Company's products have long sales cycles that typically range from six to twelve months, its ability to forecast the timing and amount for specific sales is limited. The loss or deferral of one or more significant sales could have a material adverse effect on the Company's operating results in any fiscal quarter, especially if there are significant sales and marketing expenses associated with the deferred or lost sales. The Company's software products are primarily sold to equipment manufacturers and application developers, who integrate its products with their products and sell them to communications service providers. The success of the Company's business and operating results is dependent upon its channel and marketing relationships with these manufacturers and developers and the successful development and deployment of their products. If the Company cannot successfully establish channel and marketing relationships with leading equipment manufacturers and application developers or maintain these relationships on favorable terms, or the Company's sales channels are affected by economic weakness, its business and operating results may suffer.

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

           The Company's success is dependent on recruiting and retaining key management and highly skilled technical, managerial, sales, and marketing personnel. The competition for highly skilled personnel remains very competitive despite the current economic conditions. The Company's ability to attract and retain employees also may be affected by recent cost control actions, including reductions in the Company's workforce and the associated reorganization of operations.

           The occurrence or perception of security breaches within the Company could harm the Company's business, financial condition and operating results. While the Company implements sophisticated security measures, third parties may attempt to breach the Company's security through computer viruses, electronic break-ins and other disruptions. If successful, confidential information, including passwords, financial information, or other personal information may be improperly obtained and the Company may be subject to lawsuits and other liability. Even if the Company is not held liable, a security breach could harm the Company's reputation, and even the perception of security risks, whether or not valid, could inhibit market acceptance of the Company's products.

           While the Company generally requires employees, independent contractors and consultants to execute non-competition and confidentiality agreements, the Company's intellectual property or proprietary rights could be infringed or misappropriated, which could result in expensive and protracted litigation. The Company relies on a combination of patent, copyright, trade secret and trademark law to protect its technology. Despite the Company's efforts to protect its intellectual property and proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use its products or technology. Effectively policing the unauthorized use of the Company's products is time-consuming and costly, and there can be no assurance that the steps taken by the Company will prevent misappropriation of its technology, particularly in foreign countries where in many instances the local laws or legal systems do not offer the same level of protection as in the United States.

           If others claim that the Company's products infringe their intellectual property rights, the Company may be forced to seek expensive licenses, reengineer its products, engage in expensive and time-consuming litigation or stop marketing its products. The Company attempts to avoid infringing known proprietary rights of third parties in its product development efforts. The Company does not regularly conduct comprehensive patent searches to determine whether the technology used in its products infringes patents held by third parties, however. There are many issued patents as well as patent applications in the fields in which the Company is engaged. Because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to the Company's software and products. If the Company were to discover that its products violated or potentially violated third-party proprietary rights, it might not be able to obtain licenses to continue offering those products without substantial reengineering. Any reengineering effort may not be successful, nor can the Company be certain that any licenses would be available on commercially reasonable terms.

           Substantial litigation regarding intellectual property rights exists in the telecommunications industry, and the Company expects that its products may be increasingly subject to third-party infringement claims as the number of competitors in its industry segments grows and the functionality of software products in different industry segments overlaps. In addition, the Company has agreed to indemnify customers in certain situations should it be determined that its products infringe on the proprietary rights of third parties. Any third-party infringement claims could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product and service delays or require us to enter into royalty or licensing agreements. Any royalty or licensing arrangements, if required, may not be available on terms acceptable to the Company, if at all. A successful claim of infringement against the Company and its failure or inability to license the infringed or similar technology could have a material adverse effect on its business, financial condition and results of operations.

           The Company holds a large proportion of its net assets in cash equivalents and short-term investments. Such investments subject the Company to the risks inherent in the capital markets generally, and to the performance of other businesses over which it has no direct control. Given the relatively high proportion of the Company's liquid assets relative to its overall size, the results of its operations are materially affected by the results of the Company's capital management and investment activities and the risks associated with those activities. In addition, reduction in prevailing interest rates due to economic conditions or government policies has had and may continue to have an adverse impact on the Company's results of operations.

           The Company benefited from the rise in the public trading price of its shares in various ways, including its ability to use equity incentive arrangements as a means of attracting and retaining the highly qualified employees necessary for its business and its ability to raise capital on relatively attractive conditions. The decline in the price of the Company's shares, and the overall decline in equity prices generally, and in the shares of technology companies in particular, can be expected to make it more difficult for the Company to rely on equity incentive arrangements as a means to recruit and retain talented employees, and negatively has impacted the ability of the Company to raise capital on terms as advantageous to the Company as in the past.

           The trading price of the Company's shares has been affected by the factors disclosed herein as well as prevailing economic and financial trends and conditions in the public securities markets. Share prices of companies in technology-related industries, such as the Company, tend to exhibit a high degree of volatility. The announcement of financial results that fall short of the results anticipated by the public markets could have an immediate and significant negative effect on the trading price of the Company's shares in any given period. Such shortfalls may result from events that are beyond the Company's immediate control, can be unpredictable and, since a significant proportion of the Company's sales during each fiscal quarter tend to occur in the latter stages of the quarter, may not be discernible until the end of a financial reporting period. These factors may contribute to the volatility of the trading value of its shares regardless of the Company's long-term prospects. The trading price of the Company's shares may also be affected by developments, including reported financial results and fluctuations in trading prices of the shares of other publicly-held companies in the telecommunications industry in general, and the Company's business segment in particular, which may not have any direct relationship with the Company's business or prospects.

         EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

         In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was subsequently amended by SFAS Nos. 137 and 138 (collectively "SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 effective February 1, 2001. The adoption of SFAS 133 did not have a material effect on the Company's financial statements.

          In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 applies prospectively to all business combinations initiated after June 30, 2001 and to all business combinations accounted using the purchase method for which the date of acquisition is July 1, 2001, or later. This statement requires all business combinations to be accounted for using one method, the purchase method. Under previously existing accounting rules, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. The adoption of SFAS No. 141 did not have a material effect on the Company's financial statements.

           In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. This Statement is required to be applied at the beginning of the Company's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the provisions of this Statement. The adoption of SFAS No. 142 is not expected to have a material effect on the Company's financial statements.

           In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, or development and/or the normal operation of a long-lived asset. This Statement is effective for fiscal years beginning after June 15, 2002, however early adoption is encouraged. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial statements.

           In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes certain provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Early application is encouraged. The adoption of SFAS No. 144 is not expected to have a material effect on the Company's financial statements.

           FORWARD-LOOKING STATEMENTS

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           The Company is exposed to market risk from changes in interest rates. Various financial instruments held by the Company are sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of the Company's investments in debt securities due to differences between the market interest rates and rates at the date of purchase of these financial instruments. Neither a 100 basis point increase nor decrease from current interest rates would have a material effect on the Company's financial position, results of operations or cash flows.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           The financial information required by Item 8 is in the "Financial Statements" included in Item 14 of this report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           Not applicable.

                                    PART III

The information required by Part III is omitted pursuant to instruction G (3).

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


                                                                       Page(s)

     (a)      Documents filed as part of this report.

     (1)      Financial Statements.


              Index to Consolidated Financial Statements                 F-1

              Independent Auditors' Report                               F-2

              Consolidated Balance Sheets as of January 31, 2001         F-3
              and 2002

              Consolidated Statements of Income                          F-4
                      For the Years Ended January 31, 2000,
                      2001 and 2002

              Consolidated Statements of Shareholders'                   F-5
                      Equity (Deficit) For the Years Ended
                      January 31, 2000, 2001 and 2002

              Consolidated Statements of Cash Flows for the              F-6
                      Years Ended January 31, 2000, 2001 and 2002

              Notes to Consolidated Financial Statements                 F-7

     (2)      Financial Statement Schedules.


              None

     (3)      Exhibits.

              The Index of Exhibits commences on the
              following page.

     (b)      Reports on Form 8-K - No reports on Form
              8-K were filed by the registrant during
              the quarterly period ended January 31,
              2002.

                                INDEX TO EXHIBITS


NO.            DESCRIPTION
---            -----------

3              Articles of Incorporation and By-Laws:

3.1* Amended and Restated Certificate of Incorporation of Ulticom, Inc. (Incorporated by reference from the Registrant's Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 333-94873)

3.2* Amended and Restated Bylaws of Ulticom, Inc. (Incorporated by reference from the Registrant's Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 333-94873)

4 Instruments defining the rights of security holders including indentures:

4.1* Specimen Common Stock certificate. (Incorporated by reference from the Registrant's Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 333-94873)

4.2* See Exhibit 3.1 for provisions defining the rights of holders of common stock of the Registrant.

10             Material Contracts:

10.1* Services Agreement, dated as of February 1, 1998, between Comverse Technology, Inc. and Ulticom, Inc. (Incorporated by reference from the Registrant's Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 333-94873)

10.2* Federal Income Tax Sharing Agreement, dated as of December 21, 1999, between Comverse Technology, Inc. and Ulticom, Inc. (Incorporated by reference from the Registrant's Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 333-94873)

10.3* Patent License Agreement, dated January 12, 2000, between Comverse Patent Holding Company, Inc. and Ulticom, Inc. (Incorporated by reference from the Registrant's Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 333-94873)

10.4* License Agreement, dated as of February 1, 2000, between Comverse Technology, Inc. and Ulticom, Inc. (Incorporated by reference from the Registrant's Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 333-94873)

10.5* Registration Rights Agreement, dated as of January 1, 2000, between Comverse Technology, Inc. and Ulticom, Inc. (Incorporated by reference from the Registrant's Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 333-94873)

10.6* Business Opportunities Agreement, dated as of January 1, 1999, between Comverse Technology, Inc. and Ulticom, Inc. (Incorporated by reference from the Registrant's Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 333-94873)

10.7* Form of Indemnification Agreement. (Incorporated by reference from the Registrant's Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 333-94873)

10.8* 1998 Stock Incentive Compensation Plan (Incorporated by reference from the Registrant's Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 333-94873)

10.9* Employment Agreement, dated as of February 1, 2000 between Shawn Osborne and Ulticom, Inc. (Incorporated by reference from the Registrant's Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 333-94873)

10.10* 2000 Employee Stock Purchase Plan (Incorporated by reference from the Registrant's Registration Statement on Form S-8 under the Securities Act of 1933, Registration No. 333-56522)

21.1**         Subsidiaries of Ulticom, Inc.


23.1**         Consent of Deloitte and Touche LLP

-------------------------

*    Incorporated by reference
**   Filed with this report on Form 10-K

                          ULTICOM, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                   Page

Independent Auditors' Report....................................................................... F-2

Consolidated Balance Sheets as of January 31, 2001 and 2002........................................ F-3

Consolidated Statements of Income for the years ended January 31, 2000, 2001 and 2002.............. F-4

Consolidated Statements of Shareholders' Equity (Deficit) for the years ended January 31,
 2000, 2001 and 2002............................................................................... F-5

Consolidated Statements of Cash Flows for the years ended January 31, 2000, 2001 and
2002 .............................................................................................. F-6

Notes to the Consolidated Financial Statements..................................................... F-7


INDEPENDENT AUDITORS' REPORT



To the Shareholders of
Ulticom, Inc.
Mt. Laurel, New Jersey


We have audited the accompanying consolidated balance sheets of Ulticom, Inc. and subsidiary (the "Company") as of January 31, 2001 and 2002, and the related consolidated statements of income, shareholders' equity (deficit), and cash flows for each of the three years in the period ended January 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2002 in conformity with accounting principles generally accepted in the United States of America.



/s/ Deloitte & Touche LLP

Jericho, New York
March 7, 2002

                          ULTICOM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                    JANUARY 31,         JANUARY 31,
                                                                                                        2001               2002
                                                                                                        ----               ----
                                             ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                                                      $ 183,303          $ 140,260
      Short-term investments                                                                            25,577             76,827
      Accounts receivable, net of allowance for doubtful accounts of
         $425 and $849                                                                                   8,483              8,422
      Inventories                                                                                        1,625                446
      Prepaid expenses and other current assets                                                            720              2,546
      Deferred tax asset                                                                                   332              1,096
                                                                                                     ---------          ---------
            Total current assets                                                                       220,040            229,597
      Property and equipment, net                                                                        5,728              5,270
      Investments                                                                                        5,500              5,550
      Deferred tax asset                                                                                   422                 55
      Other assets                                                                                         497                203
                                                                                                     ---------          ---------
            Total assets                                                                             $ 232,187          $ 240,675
                                                                                                     =========          =========

                                                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable and accrued expenses                                                           $ 14,023           $ 12,972
      Deferred revenue                                                                                  10,648              3,679
                                                                                                     ---------          ---------
            Total current liabilities                                                                   24,671             16,651
                                                                                                     ---------          ---------

LONG-TERM LIABILITIES:
      Deferred tax liability                                                                               467                 --
                                                                                                     ---------          ---------

COMMITMENTS AND CONTINGENCIES  (Note 14)

SHAREHOLDERS' EQUITY:
      Undesignated stock, no par value, 10,000,000 shares authorized, no
         shares issued and outstanding                                                                      --                 --
      Common stock, no par value, 200,000,000 authorized,
         40,510,965 and 41,121,505 issued and outstanding                                                   --                 --
      Additional paid-in capital                                                                       196,862            202,557
      Accumulated other comprehensive income                                                                --                443
      Retained earnings                                                                                 10,187             21,024
                                                                                                     ---------          ---------
            Total shareholders' equity                                                                 207,049            224,024
                                                                                                     ---------          ---------
            Total liabilities and shareholders' equity                                               $ 232,187          $ 240,675
                                                                                                     =========          =========

                 See notes to consolidated financial statements

                          ULTICOM, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          YEAR ENDED JANUARY 31,
                                                         2000                        2001                    2002
                                                       -------                      -------                -------
Sales                                                  $25,831                      $47,441                $58,156
Cost of sales                                            8,883                       15,489                 19,536
                                                       -------                      -------                -------
Gross profit                                            16,948                       31,952                 38,620

Operating expenses:
Research and development                                 6,015                       10,325                 14,236
Selling, general and administrative                      8,124                       13,271                 15,861
                                                       -------                      -------                -------
Income from operations                                   2,809                        8,356                  8,523

Interest income (expense), net                            (271)                       6,282                  8,761
                                                       -------                      -------                -------
Income before income taxes                               2,538                       14,638                 17,284

Income tax provision                                       964                        5,561                  6,447
                                                       -------                      -------                -------

Net income                                             $ 1,574                      $ 9,077                $10,837
                                                       =======                      =======                =======


Earnings per share:
Basic                                                  $  0.05                      $  0.24                 $ 0.26
                                                       =======                      =======                 ======
Diluted                                                $  0.05                      $  0.22                 $ 0.25
                                                       =======                      =======                 ======






                 See notes to consolidated financial statements

                          ULTICOM, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                   YEARS ENDED JANUARY 31, 2000, 2001 AND 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                   Accumulated Other
                                                                                                 Comprehensive Income      Total
                                                  Common Stock                                  ------------------------   Share-
                                                  ------------        Additional                Unrealized   Cumulative   holders'
                                               Number of      Par      Paid-in       Retained     Gains      Translation   Equity
                                               Shares        Value     Capital       Earnings    (Losses)    Adjustment   (Deficit)
                                               ------        -----     -------       --------    --------    ----------   ---------
BALANCE, FEBRUARY 1, 1999                      32,727         $--      $    10       $   (464)       $--        $--      $  (454)

Net income & total comprehensive income                                                 1,574                              1,574
----------------------------------------------------------------------------------------------------------------------------------


BALANCE, JANUARY 31, 2000                      32,727          --           10          1,110         --         --        1,120

Net income & total comprehensive income                                                 9,077                              9,077
Exercise of stock options                          53                       546                                              546
Proceeds from sale of stock                     7,731                   195,231                                          195,231
Tax benefit of dispositions of stock options                              1,075                                            1,075
----------------------------------------------------------------------------------------------------------------------------------


BALANCE, JANUARY 31, 2001                      40,511          --       196,862        10,187         --         --      207,049

Comprehensive income:
Net income                                                                             10,837
Unrealized gain on available-for-sale
     securities                                                                                      287
Translation adjustment                                                                                          156
Total comprehensive income                                                                                                11,280
Common stock issued for employee
     stock purchase plan                           60          --           769                                              769
Exercise of stock options                         551          --         1,927                                            1,927
Tax benefit of dispositions of stock options                              2,999                                            2,999
----------------------------------------------------------------------------------------------------------------------------------


BALANCE, JANUARY 31, 2002                      41,122      $   --      $202,557       $21,024      $ 287      $ 156     $224,024
                                               ======      ======      ========       =======      =====      =====     ========



                 See notes to consolidated financial statements

                          ULTICOM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                  JANUARY 31,
                                                                                   2000              2001             2002
                                                                                   ----              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $ 1,574           $ 9,077          $ 10,837
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                   1,689             2,448             4,612
   Deferred income taxes                                                            (258)             (119)             (864)


  Changes in assets and liabilities:
   Accounts receivable, net                                                         (984)           (4,597)               61
   Inventories                                                                      (939)              187             1,179
   Prepaid expenses and other current assets                                        (335)              (27)           (1,826)
   Accounts payable and accrued expenses                                           2,071            10,873             1,948
   Deferred revenue                                                                4,819             3,210            (6,969)
   Other                                                                            (507)              (35)              402
                                                                                 -------          --------          --------

         Net cash provided by operating activities                                 7,130            21,017             9,380
                                                                                 -------          --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net                                       (2,853)           (4,296)           (3,819)
   Maturities and sales (purchases) of investments, net                               --           (31,077)          (51,300)
   Capitalization of software development costs                                     (632)               --                --
                                                                                 -------          --------          --------

         Net cash used in investing activities                                    (3,485)          (35,373)          (55,119)
                                                                                 -------          --------          --------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock in connection with
   exercise of stock options and employee stock purchase plan                         --               546             2,696
   Proceeds from sale of common stock in connection
   with public offerings                                                              --           195,231                --
   Note payable, bank                                                              3,800            (3,800)               --
   Repayments to related parties                                                  (3,690)             (617)               --
                                                                                 -------          --------          --------

           Net cash provided by financing activities                                 110           191,360             2,696
                                                                                 -------          --------          --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               3,755           177,004           (43,043)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     2,544             6,299           183,303
                                                                                 -------          --------          --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $ 6,299          $183,303          $140,260
                                                                                 =======          ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                                           $    --          $    114          $     --
                                                                                 =======          ========          ========
Cash paid for taxes                                                              $    48          $  2,954          $  7,464
                                                                                 =======          ========          ========

                 See notes to consolidated financial statements

                          ULTICOM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED JANUARY 31, 2000, 2001 AND 2002

1.         BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           COMPANY BUSINESS AND BACKGROUND - Ulticom, Inc., ("the Company"), formerly DGM&S Telecom, Inc., a New Jersey corporation and subsidiary of Comverse Technology, Inc. ("CTI"), is engaged in the design, development, manufacture, marketing and support of software and hardware for use in the communications industry. In May 1999, the Company amended its certificate of incorporation to change its name from DGM&S Telecom, Inc. to Ulticom, Inc.

           RECAPITALIZATION - In March 2000, the Company amended its certificate of incorporation in connection with its initial public offering to increase its authorized capital stock to 210,000,000 shares without par, of which 200,000,000 have been designated as common stock and 10,000,000 shares have been authorized without designation and available for issuance with such designations and relative rights, preferences and limitations as may be specified from time to time by the Board of Directors.

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

           SHORT-TERM INVESTMENTS - As of January 31, 2002, the Company classifies all of its short-term investments as available-for-sale, accounted for at fair value, with resulting unrealized gains or losses reported as a separate component of shareholders' equity. During the year ended January 31, 2001, the Company classified all of its short term investments as held to maturity and were stated at cost, adjusted for amortization of premiums and discounts to maturity. Interest and amortization of premiums and discounts are included in interest income.

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

           CONCENTRATION OF CREDIT RISK - Financial instruments, which potentially expose the Company to a concentration of credit risk, consist primarily of cash and cash equivalents, short-term investments and accounts receivables. The Company places its cash investments with high credit-quality financial institutions and currently invests primarily in bank time deposits, money market funds placed with major banks and financial institutions, and U.S. government and municipal obligations. The Company believes no significant concentration of credit risk exists with respect to these cash investments. The Company sells its products to customers who are dispersed across many geographic regions and who are principally in the communications industry. The Company had three customers, Comverse, Inc. ("Comverse"), an affiliate, Ericsson and Siemens, that represented approximately 52% of gross accounts receivable as of January 31, 2002. The Company had one customer that represented 14% of gross accounts receivable as of January 31, 2001. The Company believes no significant concentration of credit risk exists with respect to these accounts receivable. The carrying amount of these financial instruments is a reasonable estimate of their fair value.

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

           During the year ended January 31, 2002, the Company changed its accounting estimates relating to depreciation of certain equipment. The estimated service lives for these assets were reduced from 5 years to 3 years. As a result of this change, net income was reduced by approximately $0.8 million, or $0.02 per diluted share.

           INCOME TAXES - The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. For federal income tax purposes in the years ended January 31, 2000 and January 31, 2001, the Company's results were included in the CTI consolidated tax return for the period that CTI retained beneficial ownership of at least 80% of the total voting power and value of the outstanding common stock of the Company. Income taxes were determined as if the Company was a separate taxpayer.

           Income tax currently payable was charged to accounts payable and accrued expenses in the period that the liability arose and the Company was included in the CTI consolidated return. Under the tax sharing agreement between the Company and CTI, the Company does not receive any benefit for losses that it incurs. Upon completion of the Company's public offering on October 17, 2000, CTI's ownership was reduced below 80% of the total voting power and value of the outstanding Company common stock. The Company prepared its return on a stand-alone basis for the period from October 17, 2000 through January 31, 2001 and for the fiscal year ending January 31, 2002.

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

           Included in sales are license revenues amounting to approximately $5,270,000, $11,642,000 and $16,287,000 for the years ended January 31, 2000,
2001 and 2002, respectively. The related costs of revenues associated with these license revenues were not material in each of the periods presented.

           Expenses incurred in connection with research and development activities, other than certain software development costs that are capitalized, and selling, general and administrative expenses are charged to operations as incurred.

           SOFTWARE DEVELOPMENT COSTS - Software development costs are capitalized upon the establishment of technological feasibility and are amortized over the estimated useful life of the software, which has been four years or less. Amortization begins in the period when the product is available for general release to customers. Amortization expenses amounted to approximately $287,000, $323,000 and $335,000 for the years ended January 31, 2000, 2001 and 2002, respectively.

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

          RECENT ACCOUNTING PRONOUNCEMENTS - In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was subsequently amended by SFAS Nos. 137 and 138 (collectively "SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 effective February 1, 2001. The adoption of SFAS 133 did not have a material effect on the Company's financial statements.

           In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 applies prospectively to all business combinations initiated after June 30, 2001 and to all business combinations accounted using the purchase method for which the date of acquisition is July 1, 2001, or later. This statement requires all business combinations to be accounted for using one method, the purchase method. Under previously existing accounting rules, business combinations were accounted for using one of two methods, the pooling-of-interests method or the purchase method. The adoption of SFAS No. 141 did not have a material effect on the Company's financial statements.

           In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. This Statement is required to be applied at the beginning of the Company's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the provisions of this Statement. The adoption of SFAS No. 142 is not expected to have a material effect on the Company's financial statements.

           In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, or development and/or the normal operation of a long-lived asset. This Statement is effective for fiscal years beginning after June 15, 2002, however early adoption is encouraged. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial statements.

           In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supercedes certain provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Early application is encouraged. The adoption of SFAS No. 144 is not expected to have a material effect on the Company's financial statements.


           RECLASSIFICATIONS - Certain prior year balances have been reclassified to conform with the current year classification.

2.         SHORT-TERM INVESTMENTS

           The Company classifies all of its short-term investments as available-for-sale securities. The following is a summary of available-for-sale securities as of January 31, 2002:

                                                                                       GROSS            GROSS
                                         ESTIMATED           UNREALIZED              UNREALIZED         FAIR
                                           COST                 GAINS                  LOSSES           VALUE
                                     ------------------------------------------------------------------------------
                                                                       (IN THOUSANDS)
         U.S. Government
         agency bonds                  $    72,640          $       287              $         -     $    72,927
         Municipal bonds                     3,900                    -                        -           3,900
                                       -----------          -----------              -----------     -----------
         Total debt securities         $    76,540          $       287              $         -     $    76,827
                                       ===========          ===========              ===========     ===========

           During the year ended January 31, 2001, the Company classified all of its short term investments as held to maturity and were stated at cost, adjusted for amortization of premiums and discounts to maturity. Interest and amortization of premiums and discounts are included in interest income. As of January 31, 2001, all of the Company's short-term investments consisted of U.S. government agency and municipal bonds with a fair value of approximately $25,037,000.

           For both fiscal year 2001 and fiscal 2002, all short-term investments have a contractual maturity of one year or less. The Company has no realized gains or losses for the years ended January 31, 2001 and 2002, respectively.


3.         INVENTORIES

           Inventories consist of the following:
                                                                                                JANUARY 31,
                                                                                       2001                     2002
                                                                                       ----                     ----
                                                                                               (IN THOUSANDS)

      Work in process                                                                  $   847                 $    --
      Finished goods                                                                       778                     446
                                                                                       -------                 -------
                                                                                       $ 1,625                 $   446
                                                                                       =======                 =======


4.        PROPERTY AND EQUIPMENT

           Property and equipment consists of the following:
                                                                                                JANUARY 31,
                                                                                       2001                     2002
                                                                                       ----                     ----
                                                                                               (IN THOUSANDS)

      Furniture and equipment                                                          $ 8,087                 $11,462
      Transportation equipment                                                              17                      17
      Leasehold improvements                                                               523                     515
                                                                                       -------                 -------
                                                                                         8,627                  11,994
      Less: accumulated depreciation                                                    (2,899)                 (6,724)
                                                                                       -------                 -------
                                                                                       $ 5,728                 $ 5,270
                                                                                       =======                 =======


5.         OTHER ASSETS

           Other assets consist of the following:
                                                                                                JANUARY 31,
                                                                                       2001                     2002
                                                                                       ----                     ----
                                                                                               (IN THOUSANDS)

      Software development costs, net of accumulated
         amortization of $2,754 and $3,089                                             $   335                 $    --
      Other assets                                                                         162                     203
                                                                                       -------                 -------
                                                                                       $   497                 $   203
                                                                                       =======                 =======


6.          ACCOUNTS PAYABLE AND ACCRUED EXPENSES

            Accounts payable and accrued expenses consist of the following:

                                                                                                JANUARY 31,
                                                                                       2001                     2002
                                                                                       ----                     ----
                                                                                               (IN THOUSANDS)

      Accounts payable                                                                 $ 2,415                 $ 1,901
      Accrued salaries and benefits                                                      3,943                   4,437
      Income taxes payable                                                               2,283                     743
      Other                                                                              5,382                   5,891
                                                                                       -------                 -------
                                                                                       $14,023                 $12,972
                                                                                       =======                 =======


7.          RELATED PARTY TRANSACTIONS

           The Company sells products and provides services to other subsidiaries of CTI. Sales to related parties were approximately $4,679,000, $7,600,000 and $9,026,000 for the years ended January 31, 2000, 2001 and 2002, respectively.

           As of January 31, 2001 and 2002 amounts due from subsidiaries of CTI were approximately $1,012,000 and $1,768,000, respectively.

           The Company was charged interest on balances owed to CTI amounting to approximately $362,000, $0 and $0 for the years ended January 31, 2000, 2001 and 2002, respectively.

           The Company has a services agreement with CTI. Under this agreement, CTI provides the Company with various administrative and consulting services. The Company has agreed to pay to CTI a quarterly fee of $150,000, payable in arrears at the end of each fiscal quarter, in consideration for all services provided by CTI during such fiscal quarter. The Company was charged $600,000 in each of the years ended January 31, 2000, 2001 and 2002 for consulting and other corporate services provided by CTI. In addition, the Company has agreed to reimburse CTI for any out-of-pocket expenses incurred by CTI in providing the services. The term of the agreement extends to January 31, 2003 and is automatically extended for additional twelve-month periods unless terminated by either party.

           In January 2000, the Company secured a bank loan in the amount of $3.8 million in order to repay debt owed to CTI. A portion of the proceeds from the Company's initial public offering was used to repay the bank loan in July 2000.

8.         STOCK OPTIONS

           EMPLOYEE STOCK OPTIONS - At January 31, 2002, 3,917,363 shares of common stock were reserved for issuance upon exercise of options then outstanding and 1,978,560 options were available for future grant under the Company's stock option plan. Options under the plan may be granted to key employees, directors, and other persons rendering services to the Company. Options which are designated as "incentive stock options" under the option plan may be granted with an exercise price not less than the fair market value of the underlying shares at the date of grant and are subject to certain quantity and other limitations specified in Section 422 of the Internal Revenue Code. Options which are not intended to qualify as incentive stock options may be granted at any price, but not less than the par value of the underlying shares, and without restriction as to amount. The options and the underlying shares are subject to adjustment in accordance with the terms of the plan in the event of stock dividends, recapitalizations and similar transactions.

           The changes in the number of options were as follows:

                                                                        YEARS ENDED JANUARY 31,
                                                                        -----------------------
                                                         2000                     2001                 2002
                                                         ----                     ----                 ----
      Outstanding at beginning of period               2,899,612              3,272,700              3,802,471
      Granted during the period                          877,084                843,723                913,591
      Exercised during the period                             --                (53,090)              (550,987)
      Canceled, terminated and expired                  (503,996)              (260,862)              (247,712)
                                                      ----------             ----------              ----------
      Outstanding at end of period                     3,272,700              3,802,471               3,917,363
                                                      ==========             ==========              ==========


           Substantially all of the options outstanding as of January 31, 2002 vest in four equal annual increments from the date on which the Company completed the initial public offering of its common stock, or for options issued after the initial public offering, in four equal annual increments from the date of grant. Weighted average option exercise price information was as follows:

                                                                           YEARS ENDED JANUARY 31,
                                                                           -----------------------
                                                             2000                     2001                    2002
                                                             ----                     ----                    ----
      Outstanding at beginning of period                    $  2.21                 $  2.57                 $  5.49
      Granted during the period                                3.71                   16.84                   16.76
      Exercised during the period                                --                   10.28                    3.52
      Canceled, terminated and expired                         2.51                    4.62                   10.78
      Outstanding at end of period                          $  2.57                 $  5.49                 $  8.06


             Significant option groups outstanding at January 31, 2002 and related weighted average price and life information were as follows:

                                                      WEIGHTED AVERAGE     WEIGHTED                               WEIGHTED
           RANGE OF                     NUMBER            REMAINING         AVERAGE            NUMBER             AVERAGE
        EXERCISE PRICE                OUTSTANDING     CONTRACTUAL LIFE   EXERCISE PRICE     EXERCISABLE        EXERCISE PRICE
        --------------                -----------     ----------------   --------------     -----------        --------------
     $ 1.99    -    $ 1.99             1,382,719             6.01             $ 1.99            157,919              $ 1.99
     $ 2.75    -    $ 3.97             1,010,535             7.08               3.22             99,924                3.32
     $ 9.38    -    $19.56             1,306,359             8.93              15.24             99,730               13.00
     $22.56    -    $27.47               202,750             8.69              25.74             41,125               25.99
     $29.25    -    $29.25                15,000             9.10              29.25                 --                  --
                                       ---------          -------           --------          ---------           ---------
                                       3,917,363             7.41             $ 8.06            398,698             $ 7.55
                                       =========          =======           ========          =========           =========

           The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its option plans. Accordingly, as all options have been granted at exercise prices equal to fair market value on the date of grant, no compensation expense has been recognized by the Company in connection with its stock-based compensation plans. Had compensation cost for the Company's stock plans been determined based upon the fair value at the date of grant for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would be reduced by approximately $297,447, $2,107,109 and $4,039,341 or $0.01, $0.05 and $0.09 per diluted share for the years ended January 31, 2000, 2001 and 2002, respectively.

           The weighted average fair value of the options granted during the years ended January 31, 2000, 2001 and 2002 is estimated at $1.21, $12.29 and $12.09, respectively, on the date of grant (using the Black-Scholes option pricing model) assuming an expected life of seven years for the years ended January 31, 2000 and five years for the year ended January 31, 2001 and 2002 and assuming the following weighted average assumptions: (i) volatility of 0% and risk free interest rate of 5.8% for the year ended January 31, 2000; (ii) volatility of 90% and risk free interest rate of 5.6% for the year ended January 31, 2001; and (iii) volatility of 95% and risk free interest rate of 4.7% for the year ended January 31, 2002.


9.        EMPLOYEE STOCK PURCHASE PLAN

         Upon completion of the Company's initial public offering, the Company adopted the 2000 Employee Stock Purchase Plan. Under the terms of this plan, an employee, who has been employed for at least three months, may apply up to 10% of his or her base salary to purchase shares of the Company's common stock. The price of the stock is 85% of the last sale price on NASDAQ on the first or last day of the offering period. The first plan offering period began in September 2000. There are 600,000 shares available under this plan and 59,902 have been issued as of January 31, 2002.

10.        EARNINGS PER SHARE ("EPS")

           Basic earnings per share is determined by using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential shares outstanding. The calculation for earnings per share for the years ended January 31, 2000, 2001, and 2002 was as follows:

                              JANUARY 31, 2000                     JANUARY 31, 2001                     JANUARY 31, 2002
                              -----------------                    -----------------                    ----------------
                                              PER SHARE                            PER SHARE                            PER SHARE
                       INCOME        SHARES     AMOUNT      INCOME        SHARES     AMOUNT       INCOME        SHARES    AMOUNT
                       ------        ------     ------      ------        ------     ------       ------        ------    ------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
BASIC EPS
Net income             $ 1,574       32,727  $     0.05      $ 9,077       37,602     $0.24       $ 10,837      40,929     $0.26
                                             ==========                               =====                                =====

Effect of dilutive
securities-options          --        1,032                       --        3,113                      --        2,317
                       -------       ------                  -------       ------                 --------      ------
DILUTED EPS            $ 1,574       33,759  $     0.05      $ 9,077       40,715     $0.22       $ 10,837      43,246     $0.25
                       =======       ======  ==========      =======       ======     =====       ========      ======     =====



 11.       INTEREST INCOME (EXPENSE), NET

           Interest income (expense), net consists of the following:

                                                       YEARS ENDED JANUARY 31,
                                                       -----------------------
                                         2000                    2001                   2002
                                         ----                    ----                   ----
                                                           (IN THOUSANDS)
      Interest income                    $ 103                 $ 6,396                $ 8,761
      Interest expense                    (374)                   (114)                    --
                                        ------                 -------                -------
      Net                               $ (271)                $ 6,282                $ 8,761
                                        ======                 =======                =======


12.        INCOME TAXES

            The provision for income taxes consists of the following:

                                                                                          YEARS ENDED JANUARY 31,
                                                                                         -----------------------
                                                                           2000                     2001                 2002
                                                                           ----                     ----                 ----
      Current:                                                                                 (IN THOUSANDS)
            Federal                                                       $ 1,075                  $ 4,916             $ 6,729
            Foreign                                                            --                       --                   7
            State                                                             147                      764                 575
                                                                         --------                 --------            --------
                  Total current                                             1,222                    5,680               7,311
                                                                         --------                 --------            --------
      Deferred (benefit):
            Federal                                                          (246)                     (37)               (736)
            State                                                             (12)                     (82)               (128)
                                                                         --------                 --------            --------
                  Total deferred                                             (258)                    (119)               (864)
                                                                         --------                 --------            --------
                                                                            $ 964                  $ 5,561             $ 6,447
                                                                         ========                 ========            ========

         The reconciliation of the U.S. Federal statutory tax rate to the Company's effective rate is as follows:

                                                                                         YEARS ENDED JANUARY 31,
                                                                                         -----------------------
                                                                           2000                     2001                  2002
                                                                           ----                     ----                  ----

      U.S. Federal statutory rate                                             34%                      34%                 35%
      State taxes, net                                                         4%                       3%                  3%
      Other                                                                   --                        1%                 (1%)
                                                                         --------                 --------            --------
      Company's effective tax rate                                            38%                      38%                 37%
                                                                         ========                 ========            ========

           Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's deferred tax asset and liability at January 31, 2001 and 2002 are as follows:

                                                                          JANUARY 31,
                                                                          -----------
                                                                  2001                2002
                                                                  ----                ----
                                                                        (IN THOUSANDS)
      Deferred tax asset:
            Accrued liabilities and other                        $ 608                 $ 835
            Allowance for doubtful accounts                        146                   316
                                                               -------              --------
                  Total deferred tax asset                         754                 1,151
                                                               -------              --------
      Deferred tax liability:
            Depreciation                                          (467)                   --
                                                               -------              --------
                  Total deferred tax liability                    (467)                   --
                                                               -------              --------
                   Net deferred tax asset                        $ 287               $ 1,151
                                                               =======              ========

13.        BUSINESS SEGMENT INFORMATION

           The Company is engaged in one business segment: the design, development, manufacture, marketing and support of special software and hardware for the communications industry.

           Sales by country, as a percentage of total sales, is as follows:


                                       YEARS ENDED JANUARY 31,
                                       -----------------------
                           2000                 2001                 2002
                           ----                 ----                 ----

      United States          37%                   38%                  38%
      Germany                12%                   10%                   9%
      Israel                 18%                   16%                  16%
      Sweden                 16%                   15%                  12%
      Other                  17%                   21%                  25%
                            ----                  ----                 ----
            Total           100%                  100%                 100%
                            ====                  ====                 ====


           For the year ended January 31, 2000, Ericsson, Comverse and its affiliates, and Siemens accounted for approximately 20%, 18% and 12%, respectively, of the Company's sales. For the year ended January 31, 2001, Ericsson, Comverse and its affiliates, and Siemens accounted for approximately 18%, 16% and 10%, respectively, of the Company's sales. For the year ended January 31, 2002, Ericsson, Comverse, Sonus and Siemens accounted for approximately 18%, 16%, 11% and 11%, respectively, of the Company's sales.

           The Company had long-lived assets of $9,772,000 in the United States and $1,306,000 in France at January 31, 2002.

14.        COMMITMENTS AND CONTINGENCIES

           LEASES - The Company leases office space under non-cancelable operating leases. Rent expense for all leased premises approximated $593,000, $847,000 and $1,169,000 for the years ended January 31, 2000, 2001 and 2002, respectively.


         As of January 31, 2002, the minimum rent obligations of the Company were approximately as follows:


YEARS ENDING JANUARY 31,                                          AMOUNT
------------------------                                          ------
                                                             (IN THOUSANDS)

        2003                                                     $1,023
        2004                                                        949
        2005                                                        969
        2006                                                        888
        2007 and thereafter                                         348
                                                                -------
                                                                 $4,177
                                                                =======

15.      QUARTERLY INFORMATION (UNAUDITED)

           The following table shows selected results of operations of each of the fiscal quarters during the years ended January 31, 2001 and 2002:

                                                                   FISCAL QUARTER ENDED
                             ---------------------------------------------------------------------------------------------
                              APR. 30,     JULY 31,   OCT. 31,    JAN. 31,     APR. 30,  JULY 31,    OCT. 31,    JAN. 31,
                                2000        2000        2000        2001        2001       2001        2001        2002
                                ----        ----        ----        ----        ----       ----        ----        ----
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Sales                          $ 8,826     $10,591    $ 12,823    $ 15,201    $ 17,033    $17,926    $ 13,013    $ 10,184
Gross Profit                     5,879       7,095       8,658      10,320      11,617     12,333       8,024       6,646
Net income                         961       1,716       2,306       4,094       4,144      4,199       1,482       1,012

Diluted earnings per share      $ 0.03      $ 0.04      $ 0.06      $ 0.09      $ 0.10     $ 0.10      $ 0.03      $ 0.02
                              ========    ========    ========    ========    ========   ========    ========    ========



                                   SIGNATURES

           Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          Ulticom, Inc.

                          By: /s/ Shawn K. Osborne
                              ---------------------------------------------
                              Name: Shawn K. Osborne
                              Date: April 29, 2002
                              Title: President and Chief Executive Officer


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the dates indicated:

Signature                              Title                                                 Date
---------                              -----                                                 ----
/s/ Kobi Alexander                    Chairman of the Board and Director                April 26, 2002
---------------------------
Kobi Alexander


/s/ Shawn K. Osborne                  President and Chief Executive Officer             April 29, 2002
---------------------------
Shawn K. Osborne


/s/ Mark A. Kissman                   Chief Financial Officer                           April 29, 2002
---------------------------
Mark A. Kissman


/s/ David Kreinberg                   Director                                          April 26, 2002
---------------------------
David Kreinberg


/s/ William F. Sorin                  Director                                          April 26, 2002
---------------------------
William F. Sorin


/s/ Paul D. Baker                     Director                                          April 29, 2002
---------------------------
Paul D. Baker


/s/ Yaacov Koren                      Director                                          April 29, 2002
---------------------------
Yaacov Koren


/s/ Ron Hiram                         Director                                          April 29, 2002
---------------------------
Ron Hiram


/s/ Rex A. Mc Williams                Director                                          April 29, 2002
---------------------------
Rex A. McWilliams


/s/ Zvi Bar-on                        Director                                          April 25, 2002
---------------------------
Zvi Bar-on
