Form 10-Q
period 2002-04-30
ULTICOM INC
filed 2002-06-14
CIK 1103184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended April 30, 2002

                                       or

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

                                         [ X ] Yes                 [    ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

               The number of shares of Common Stock, no par value,
                 outstanding as of June 7, 2002 was 41,395,937.

                            Page 1 of 19 Total Pages

                                     PART I


                              Financial Information

ITEM 1. Financial Statements.

                                                                       Page
                                                                       ----

    1.          Condensed Consolidated Balance Sheets as
                of January 31, 2002 and April 30, 2002 (unaudited)       3

    2.          Condensed Consolidated Statements of Operations
                for the Three-Month Periods
                ended April 30, 2001 and 2002 (unaudited)                4

    3.          Condensed Consolidated Statements of Cash
                Flows for the Three-Month Periods ended
                April 30, 2001 and 2002 (unaudited)                      5

    4.          Notes to Condensed Consolidated Financial
                Statements                                               6


ITEM 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.                   9


ITEM 3. Quantitative and Qualitative Disclosures about
        Market Risk.                                                    17







                            Page 2 of 19 Total Pages

                          ULTICOM, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                     January 31,       April 30,
                                                                                        2002             2002
                                                                                        ----             ----
                                                                                                      (Unaudited)
                                     ASSETS
Current Assets:
     Cash and cash equivalents                                                       $ 140,260        $ 120,545
     Short-term investments                                                             76,827           97,100
     Accounts receivable, net of allowance for doubtful accounts of
        $849 and $791                                                                    8,422            3,269
     Inventories                                                                           446              598
     Prepaid expenses and other current assets                                           3,642            5,047
                                                                                     ---------        ---------
          Total current assets                                                         229,597          226,559
     Property and equipment, net                                                         5,270            4,677
     Investments                                                                         5,550            5,550
     Other assets                                                                          258              261
                                                                                     ---------        ---------
          Total assets                                                               $ 240,675        $ 237,047
                                                                                     =========        =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                                           $  12,972        $  10,182
     Deferred revenue                                                                    3,679            3,391
                                                                                     ---------        ---------
          Total current liabilities                                                     16,651           13,573
                                                                                     ---------        ---------


Commitments and Contingencies

Shareholders' Equity:
     Undesignated stock, no par value, 10,000,000 shares authorized, no
        shares issued and outstanding                                                       --               --
     Common stock, no par value, 200,000,000 authorized,
        41,121,505 and 41,359,161 issued and outstanding                                    --               --
     Additional paid-in capital                                                        202,557          203,248
        Accumulated other comprehensive income                                             443              281
     Retained earnings                                                                  21,024           19,945
                                                                                     ---------        ---------
          Total shareholders' equity                                                   224,024          223,474
                                                                                     ---------        ---------
          Total liabilities and shareholders' equity                                 $ 240,675        $ 237,047
                                                                                     =========        =========

    The Condensed Consolidated Balance Sheet as of January 31, 2002 has been summarized from the Company's audited Consolidated Balance Sheet as of that date. The accompanying notes are an integral part of these financial statements.


                            Page 3 of 19 Total Pages

                          ULTICOM, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                      (In thousands, except per share data)

                                                      Three months ended
                                                    April 30,      April 30,
                                                      2001           2002
                                                    -------        -------

Sales                                               $17,033        $ 7,097
Cost of sales                                         5,416          3,228
                                                    -------        -------
Gross profit                                         11,617          3,869

Operating expenses:
Research and development                              3,441          3,242
Selling, general and administrative                   4,342          3,530
                                                    -------        -------
Income (loss) from operations                         3,834         (2,903)

Interest and other income, net                        2,796          1,190
                                                    -------        -------
Income (loss) before income tax provision (benefit)   6,630         (1,713)

Income tax provision (benefit)                        2,486           (634)
                                                    -------        -------

Net income (loss)                                   $ 4,144       $ (1,079)
                                                    =======       =========


Earnings (loss) per share:
Basic                                               $  0.10       $  (0.03)
                                                    =======       =========
Diluted                                             $  0.10       $  (0.03)
                                                    =======       =========


The accompanying notes are an integral part of these financial statements.


                            Page 4 of 19 Total Pages

                          ULTICOM, INC. AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                        Three months ended
                                                                     April 30,      April 30,
                                                                       2001            2002
                                                                     ---------      ---------
Cash flows from operating activities:
Net cash from operations after adjustments for non-cash items        $   4,620      $    (346)
Changes in assets and liabilities:
   Accounts receivable, net                                             (1,228)         5,153
   Inventories                                                             243           (152)
   Prepaid expenses and other current assets                                53         (1,405)
   Accounts payable and accrued expenses                                 2,069         (2,790)
   Deferred revenue                                                       (982)          (288)
   Other                                                                   454           (165)
                                                                     ---------      ---------
        Net cash provided by operating activities                        5,229              7
                                                                     ---------      ---------

Cash flows from investing activities:
   Purchases of property and equipment, net                               (872)          (140)
   Maturities and sales (purchases) of investments, net                  6,997        (20,273)
                                                                     ---------      ---------
        Net cash provided by (used in) investing activities              6,125        (20,413)
                                                                     ---------      ---------

Cash flows from financing activities:
   Proceeds from issuance of common stock in connection with
      exercise of stock options and employee stock purchase plan           964            691
                                                                     ---------      ---------
          Net cash provided by financing activities                        964            691
                                                                     ---------      ---------

Net increase (decrease) in cash and cash equivalents                    12,318        (19,715)
Cash and cash equivalents, beginning of period                         183,303        140,260
                                                                     ---------      ---------

Cash and cash equivalents, end of period                             $ 195,621      $ 120,545
                                                                     =========      =========

The accompanying notes are an integral part of these financial statements.


                            Page 5 of 19 Total Pages

                          ULTICOM, INC. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

         BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation - The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the annual period ended January 31, 2002. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three-month period ended April 30, 2002 are not necessarily indicative of the results to be expected for the full year.

         Company Business and Background - Ulticom, Inc., a New Jersey corporation, is a subsidiary of Comverse Technology, Inc. ("CTI"), and is engaged in the design, development, manufacture, marketing and support of software and hardware for use in the communications industry.

         Principles of Consolidation - The consolidated financial statements include the accounts of Ulticom, Inc. and it's wholly owned subsidiary (together the "Company"). All material intercompany balances and transactions have been eliminated.

         Inventories - Inventories are stated at the lower of cost or market. Cost is determined by the first in, first out (FIFO) method. Inventories at January 31 and April 30, 2002 consist entirely of finished goods.

         Accumulated Other Comprehensive Income - Total accumulated other comprehensive income at January 31, 2002 and April 30, 2002 was approximately $0.5 million and $0.3 million, respectively. Unrealized gains on available-for-sale securities and cumulative translation adjustments are components of accumulated other comprehensive income. Unrealized gains were approximately $0.3 million and $0.2 million, respectively, and cumulative translation adjustments were approximately $0.2 million and $0.1 million, respectively, at January 31 and April 30, 2002.


                            Page 6 of 19 Total Pages

         Earnings (Loss) Per Share - For the three-month periods ended April 30, 2001 and 2002, the computation of basic earnings (loss) per share is based on the weighted average number of outstanding common shares. Diluted earnings
(loss) per share further assumes the issuance of common shares for all dilutive potential common shares outstanding. The diluted earnings (loss) per share calculation for the three months ended April 30, 2002 excludes incremental shares of 1,451,803 related to employee stock options. These shares are excluded due to their anti-dilutive effect as a result of the Company's loss during the period. The shares used in the computations are as follows:


                                               Three months ended
                                                   April 30,
                                               2001        2002
                                                (In thousands)

                  Basic                       40,565      41,204
                  Diluted                     43,597      41,204

         Related Party Transactions - The Company sells products and provides services to other subsidiaries of CTI. Sales to related parties were approximately $2.1 million and $0.9 million for the three-month periods ended April 30, 2001 and 2002, respectively.

         As of April 30, 2001 and 2002 amounts due from subsidiaries of CTI were approximately $1.6 million and $0.2 million, respectively.

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


         Recent Accounting Pronouncements

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. This Statement is required to be applied at the beginning of the Company's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the provisions of this Statement. The adoption of SFAS No. 142 did not have a material effect on the Company's financial statements.


                            Page 7 of 19 Total Pages

         In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, or development and/or the normal operation of a long-lived asset. This Statement is effective for fiscal years beginning after June 15, 2002; however, early adoption is encouraged. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial statements.

         In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 superseeds SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and certain provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Early application is encouraged. The adoption of SFAS No. 144 did not have a material effect on the Company's financial statements.




                            Page 8 of 19 Total Pages

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


             On April 24, 2002, the Company issued a press release in which it revised its outlook for the quarter ended April 30, 2002. The Company also announced that it intends to reduce its workforce by approximately 20 percent and expects to take a one-time charge of up to $3 million for staff reductions and restructuring in its second quarter ending July 31, 2002.

         Results of Operations

                  Sales. Sales for the three-month period ended April 30, 2002 decreased by approximately $9.9 million, or approximately 58%, compared to the corresponding period in 2001. The decrease is attributable primarily to a lower volume of sales and deployments of our Signalware products. Sales to international customers represented approximately 73% of our sales for the three-month period ended April 30, 2002 compared to approximately 48% of our sales in the corresponding 2001 period.
                  Cost of Sales. Cost of sales for the three-month period ended April 30, 2002 decreased by approximately $2.2 million, or approximately 40% compared to the corresponding period in 2001. The decrease is attributable primarily to lower sales volume and cost reduction measures in the areas of capital expenditures, materials and personnel related costs. This resulted in decreases of approximately $0.8 million in depreciation costs, $0.7 million in material and production costs, and $0.6 million in personnel-related costs for the three-month period ended April 30, 2002. Gross margins (expressed as a percentage of sales) for the three-month period ended April 30, 2002 decreased to approximately 55% from approximately 68% in the corresponding 2001 period.

                  Research and Development Expenses. Research and development expenses for the three-month period ended April 30, 2002 decreased by approximately $0.2 million or approximately 6% compared to the corresponding period in 2001. The decrease was primarily attributable to a decrease in personnel-related costs.

                  Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three-month period ended April 30, 2002 decreased by approximately $0.8 million or approximately 19% compared to the corresponding period in 2001. The decrease is attributable primarily to cost reduction measures, resulting in decreases of approximately $0.3 million in marketing costs, $0.2 million in administrative expenses, $0.2 million in legal and consulting fees and $0.1 million in travel and entertainment costs for the three-month period ended April 30, 2002.

                  Interest and Other Income, net. Interest and other income, net for the three-month period ended April 30, 2002 decreased by approximately $1.6 million as compared to the 2001 period. The decrease is attributable primarily to lower interest earned on the Company's cash investments, as a result of the decline in interest rates when compared to the corresponding three-month period ended April 30, 2001.

                  Income Tax Provision (Benefit). Benefit for income taxes was $634,000 for the three-month period ended April 30, 2002 due to losses sustained on a pre-tax income basis. For the corresponding period in 2001, the Company had

                            Page 9 of 19 Total Pages
a provision for income taxes of $2,486,000. The overall effective tax rate was approximately 37.0% and 37.5% in the three-month periods ended April 30, 2002 and 2001, respectively.

                  Net Income (Loss). Net loss for the three-month period ended April 30, 2002 was approximately $1.1 million compared to approximately $4.1 million of net income in the corresponding period in 2001.

         Liquidity and Capital Resources

         The Company had working capital at April 30, 2002 of approximately $213.0 million. At April 30, 2002, the Company had cash and cash equivalents and short-term investments of approximately $217.6 million.

         Operations for the three months ended April 30, 2002 and 2001, after adding back non-cash items, provided (used) cash of approximately ($0.3) million and $4.6 million, respectively. Other changes in operating assets and liabilities provided cash of approximately $0.3 million and $0.6 million for the three months ended April 30, 2002 and 2001, respectively.

         Investment activities for the three months ended April 30, 2002 and 2001 provided (used) cash of approximately ($20.4) million and $6.1 million, respectively. These amounts include additions of property and equipment in the three months ended April 30, 2002 and 2001 of approximately $0.1 million and $0.9 million, respectively, and maturities and sales (purchases) of short-term investments of ($20.3) million and $7.0 million, respectively, in the three months ended April 30, 2002 and 2001.

         Financing activities for the three months ended April 30, 2002 and 2001 provided cash of approximately $0.7 million and $1.0 million, respectively, related to the proceeds from the issuance of common stock in connection with the exercise of stock options and employee stock purchase plan.

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

         The Company believes that its existing cash balances will be sufficient to meet anticipated cash needs for working capital, capital expenditures and other activities for the foreseeable future. Thereafter, if current sources are not sufficient to meet the Company's needs, it may seek additional debt or equity financing.


                            Page 10 of 19 Total Pages

         Certain Trends and Uncertainties

         The Company derives substantially all of its revenue from the telecommunications industry, which is facing an unprecedented recession. This has resulted in a significant reduction of capital expenditures made by equipment manufacturers, application developers and communication service providers. The Company's operating results and financial condition have been, and will continue to be, adversely affected by the severe decline in technology purchases and capital expenditures by these entities. Consequently, the Company's operating results have deteriorated significantly in recent periods, resulting in an operating loss for the quarter ending April 30, 2002 and the Company's operating results may continue to deteriorate in future periods if such conditions remain in effect. For these reasons and the risk factors outlined below, it has been and continues to be very difficult for the Company to accurately forecast future revenues and operating results.

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

         The Company intends to continue to make significant investment in its business, and to examine opportunities for growth through acquisitions of businesses, products or technologies and other strategic investments. These activities may involve significant expenditures and obligations that cannot readily be curtailed or reduced if anticipated growth in demand for the associated products does not materialize or is delayed. The impact of these decisions on future profitability cannot be predicted with assurance, and the Company's commitment to growth may increase its vulnerability to downturns in its markets, technology changes and shifts in competitive conditions. The Company also may not be able to identify future suitable merger or acquisition


                            Page 11 of 19 Total Pages
candidates, and even if the Company does identify suitable candidates, it may not be able to make these transactions on commercially acceptable terms, or at all. If the Company does make acquisitions, it may not be able to successfully incorporate the personnel, operations and customers of these companies into the Company's business. In addition, the Company may fail to achieve the anticipated synergies from the combined businesses, including marketing, product integration, distribution, product development and other synergies. The integration process may further strain the Company's existing financial and managerial controls and reporting systems and procedures. This may result in the diversion of management and financial resources from the Company's core business objectives. In addition, an acquisition or merger may require the Company to utilize cash reserves, incur debt or issue equity securities, which may result in a dilution of existing shareholders, and the Company may be negatively impacted by the assumption of liabilities of the merged or acquired company. Due to rapidly changing market conditions, the Company may find the value of its acquired technologies and related intangible assets, such as goodwill as recorded in the Company's financial statements, to be impaired, resulting in charges to operations. The Company may also fail to retain the acquired or merged companies' key employees and customers.

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


                            Page 12 of 19 Total Pages

         The Company's products are dependent upon their ability to operate on new and existing hardware and operating systems of other companies. Any modifications to the Company's software needed to adapt to these hardware and operating systems may prove to be costly, time-consuming and may not be successful. Undetected defects could result in lost sales, adverse publicity and other claims against the Company.

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

         Historically, a limited number of customers have contributed a significant percentage of the Company's revenues. The Company anticipates that its operating results in any given period will continue to depend significantly upon revenues from a small number of customers. The loss of any of these customers could have a material adverse effect on the Company's business.

         The Company currently derives a majority of its total sales from customers outside of the United States. International transactions involve particular risks, including political decisions affecting tariffs and trade conditions, rapid and unforeseen changes in economic conditions in individual countries, turbulence in foreign currency and credit markets, and increased costs resulting from lack of proximity to the customer.

         To date, international sales have been denominated in U.S. dollars. Accordingly, the Company has not been exposed to fluctuations in foreign currency exchange rates. However, the Company expects that in future periods, a portion of international sales may be denominated in currencies other than the U.S. dollar, which could expose it to losses and gains on foreign currency


                            Page 13 of 19 Total Pages
transactions. The Company may choose to limit its exposure by utilizing hedging strategies. There can be no assurance that any such hedging strategies that it undertakes would be successful in avoiding exchange rate losses.

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

         While the Company generally requires employees, independent contractors and consultants to execute non-competition and confidentiality agreements, the Company's intellectual property or proprietary rights could be infringed or misappropriated, which could result in expensive and protracted litigation. The Company relies on a combination of patent, copyright, trade secret and trademark


                            Page 14 of 19 Total Pages
law to protect its technology. Despite the Company's efforts to protect its intellectual property and proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use its products or technology. Effectively policing the unauthorized use of the Company's products is time-consuming and costly, and there can be no assurance that the steps taken by the Company will prevent misappropriation of its technology, particularly in foreign countries where in many instances the local laws or legal systems do not offer the same level of protection as in the United States.

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

         The Company benefited from the rise in the public trading price of its shares in various ways, including its ability to use equity incentive arrangements as a means of attracting and retaining the highly qualified employees necessary for its business and its ability to raise capital on relatively attractive conditions. The decline in the price of the Company's shares, and the overall decline in equity prices generally, and in the shares of technology companies in particular, can be expected to make it more difficult


                            Page 15 of 19 Total Pages
for the Company to rely on equity incentive arrangements as a means to recruit and retain talented employees. The trading price of the Company's shares has been affected by the factors disclosed herein as well as prevailing economic and financial trends and conditions in the public securities markets. Share prices of companies in technology-related industries, such as the Company, tend to exhibit a high degree of volatility. The announcement of financial results that fall short of the results anticipated by the public markets could have an immediate and significant negative effect on the trading price of the Company's shares in any given period. Such shortfalls may result from events that are beyond the Company's immediate control, can be unpredictable and, since a significant proportion of the Company's sales during each fiscal quarter tend to occur in the latter stages of the quarter, may not be discernible until the end of a financial reporting period. These factors may contribute to the volatility of the trading value of its shares regardless of the Company's long-term prospects. The trading price of the Company's shares may also be affected by developments, including reported financial results and fluctuations in trading prices of the shares of other publicly-held companies in the telecommunications industry in general, and the Company's business segment in particular, which may not have any direct relationship with the Company's business or prospects.

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



                            Page 16 of 19 Total Pages

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk



        Refer to Item 7A in the Company's Annual Report on Form 10-K for a discussion about the Company's exposure to market risks.















                            Page 17 of 19 Total Pages

                                     PART II

                                Other Information
                                -----------------


ITEM 6. Exhibits and Reports on Form 8-K.
        --------------------------------

(a)        Exhibit Index.
           -------------

           None


(b)        Reports on Form 8-K.
           -------------------

           None












                            Page 18 of 19 Total Pages

                                   SIGNATURES
                                   ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          ULTICOM, INC.


Dated: June 13, 2002      S/ Shawn Osborne
                          -------------------------------------
                          Shawn Osborne
                          President and Chief Executive Officer


Dated: June 13, 2002      S/ Mark A. Kissman
                          -------------------------------------
                          Mark A. Kissman
                          Vice President of Finance and Chief Financial
                          Officer











                            Page 19 of 19 Total Pages