Form 10-Q
period 2002-07-31
ULTICOM INC
filed 2002-09-12
CIK 1103184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 2002

                                       or

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

               The number of shares of Common Stock, no par value, outstanding as of September 6, 2002 was 41,496,423.


                            Page 1 of 22 Total Pages

                                     PART I


                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                                                                         Page
                                                                         ----

    1.            Condensed Consolidated Balance Sheets as
                  of January 31, 2002 and July 31, 2002 (unaudited)        3

    2.            Condensed Consolidated Statements of Operations
                  for the Three- and Six-Month Periods
                  ended July 31, 2001 and 2002 (unaudited)                 4

    3.            Condensed Consolidated Statements of Cash
                  Flows for the Six-Month Periods ended
                  July 31, 2001 and 2002 (unaudited)                       5

    4.            Notes to Condensed Consolidated Financial
                  Statements (unaudited)                                   6


ITEM 2.       Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.         10


ITEM 3.       Quantitative and Qualitative Disclosures about
                    Market Risk.                                          19

                          ULTICOM, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  JANUARY 31,        JULY 31,
                                                                                     2002              2002
                                                                                     ----              ----
                                                                                                    (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                                   $ 140,260          $ 150,294
      Short-term investments                                                         76,827             65,235
      Accounts receivable, net of allowance for doubtful accounts of
         $849 and $791, respectively                                                  8,422              3,646
      Inventories                                                                       446                688
      Prepaid expenses and other current assets                                       3,642              6,014
                                                                                -----------        -----------
            Total current assets                                                    229,597            225,877
      Property and equipment, net                                                     5,270              4,080
      Investments                                                                     5,550              5,550
      Other assets                                                                      258                241
                                                                                -----------        -----------
            Total assets                                                          $ 240,675          $ 235,748
                                                                                ===========        ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable and accrued expenses                                        $ 12,972            $10,952
      Deferred revenue                                                                3,679              3,102
                                                                                -----------        -----------
            Total current liabilities                                                16,651             14,054
                                                                                -----------        -----------

LONG-TERM LIABILITIES                                                                     -                328
                                                                                -----------        -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
      Undesignated stock, no par value, 10,000,000 shares authorized, no
         shares issued and outstanding                                                   --                 --
      Common stock, no par value, 200,000,000 authorized,
         41,121,505 and 41,422,818 issued and outstanding                                --                 --
      Additional paid-in capital                                                    202,557            203,631
      Accumulated other comprehensive income (loss)                                     443              (116)
      Retained earnings                                                              21,024             17,851
                                                                                -----------        -----------
            Total shareholders' equity                                              224,024            221,366
                                                                                -----------        -----------
            Total liabilities and shareholders' equity                            $ 240,675          $ 235,748
                                                                                ===========        ===========

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

                          ULTICOM, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               SIX MONTHS ENDED                       THREE MONTHS ENDED
                                                         JULY 31,            JULY 31,            JULY 31,             JULY 31,
                                                           2001                2002                2001                 2002
                                                           ----                ----                ----                 ----
Sales                                                    $ 34,959            $  13,200           $ 17,926             $  6,103
Cost of sales                                              11,009                5,766              5,593                2,538
                                                         --------            ---------           --------            ---------
Gross profit                                               23,950                7,434             12,333                3,565

Operating expenses:
      Research and development                              7,062                5,792              3,621                2,550
      Selling, general and administrative                   8,823                6,979              4,481                3,449
      Workforce reduction and restructuring charges             -                2,290                  -                2,290
                                                         --------            ---------           --------            ---------
      Income (loss) from operations                         8,065               (7,627)             4,231               (4,724)
      Interest and other income, net                        5,262                2,590              2,466                1,400
                                                         --------            ---------           --------            ---------

Income (loss) before income tax provision (benefit)        13,327               (5,037)             6,697               (3,324)
Income tax provision (benefit)                              4,984               (1,864)             2,498               (1,230)
                                                         --------            ---------           --------            ---------

Net income (loss)                                        $  8,343            $  (3,173)          $  4,199            $  (2,094)
                                                         ========            =========           ========            =========

Earnings (loss) per share:
      Basic                                              $   0.20            $   (0.08)          $   0.10            $   (0.05)
                                                         ========            =========           ========            =========
      Diluted                                            $   0.19            $   (0.08)          $   0.10            $   (0.05)
                                                         ========            =========           ========            =========



   The accompanying notes are an integral part of these financial statements.

                          ULTICOM, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                  SIX MONTHS ENDED
                                                                              JULY 31,         JULY 31,
                                                                               2001              2002
                                                                               ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash from operations after adjustments for non-cash items               $    9,494        $  (1,568)
Changes in assets and liabilities:
   Accounts receivable, net                                                    (3,053)             4,776
   Inventories                                                                     451             (242)
   Prepaid expenses and other current assets                                     (494)           (2,372)
   Accounts payable and accrued expenses                                         4,370           (2,020)
   Deferred revenue                                                            (4,114)             (577)
   Other                                                                           456             (214)
                                                                            ----------        ----------
         Net cash provided by (used in) operating activities                     7,110           (2,217)
                                                                            ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                         (2,701)             (415)
   Maturities and sales (purchases) of investments, net                       (10,580)            11,592
                                                                            ----------        ----------
         Net cash provided by (used in) investing activities                  (13,281)            11,177
                                                                            ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock in connection with
      exercise of stock options and employee stock purchase plan                 2,278             1,074
                                                                            ----------        ----------
           Net cash provided by financing activities                             2,278             1,074
                                                                            ----------        ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                               (3,893)            10,034
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD
                                                                               183,303           140,260
                                                                            ----------        ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $  179,410        $  150,294
                                                                            ==========        ==========


   The accompanying notes are an integral part of these financial statements.

                          ULTICOM, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

           BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           BASIS OF PRESENTATION - The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the annual period ended January 31, 2002. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three- and six-month periods ended July 31, 2002 are not necessarily indicative of the results to be expected for the full year.

           COMPANY BUSINESS AND BACKGROUND - Ulticom, Inc., a New Jersey corporation, is a subsidiary of Comverse Technology, Inc. ("CTI"), and is engaged in the design, development, manufacture, marketing and support of software and hardware for use in the communications industry.

           PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Ulticom, Inc. and its wholly owned subsidiary (together the "Company"). All material intercompany balances and transactions have been eliminated.

           INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined by the first in, first out (FIFO) method. Inventories at January 31 and July 31, 2002 consist entirely of finished goods.

           COMPREHENSIVE INCOME (LOSS) - For the three-month periods ended July 31, 2001 and 2002, total comprehensive income (loss) was approximately $4.3 million and ($2.5) million, respectively, and for the six-month periods ended was approximately $8.5 million and ($3.7) million, respectively. The elements of comprehensive income (loss) include net income (loss), unrealized gains/losses on available for sale securities and foreign currency translation adjustments.

           WORKFORCE REDUCTION AND RESTRUCTURING CHARGES - During the three-months ended July 31, 2002, the Company took steps to better align its cost structure with the current business environment, to improve efficiency of its operations and to better position the Company to realize emerging opportunities. These steps included a workforce reduction and restructuring plan announced in April 2002. The plan includes terminations of 47 and 18 employees in the United States and France throughout all departments in the Company. As a result of this plan, the Company recorded a charge of approximately $2.3 million to operations for severance and other related costs in the three-month period ended July 31, 2002.

           As of July 31, 2002, the Company had an accrual balance of approximately $1.4 million related to the workforce reduction and restructuring plan. An analysis of the workforce reduction and restructuring plan accrual is as follows:

                                    NON-RECURRING            CASH               NONCASH       ACCRUAL BALANCE AT
                                      EXPENSES             PAYMENTS             CHARGE          JULY 31, 2002
                                      --------             --------             ------          -------------
                                                        (In thousands)
  Severance and related                $ 1,593               $  713              $   -              $   880
  Property and equipment                   130                    -                 130                   -
  Facilities                               567                   60                  -                  507
                                      --------              -------             -------            --------
  Outstanding at end of period         $ 2,290               $  773              $  130             $ 1,387
                                      ========              =======             =======            ========

           Severance and related costs consist primarily of severance payments to terminated employees, fringe related costs associated with severance payments, other termination costs and legal and consulting costs. The balance of the severance and related costs are expected to be paid by December 31, 2002.

           Property and equipment consists primarily of leasehold improvements and furnishings determined to be impaired at a facility to be vacated in the United States. The charge has been classified as a reduction of property and equipment for financial statement purposes.

           Facilities costs consist primarily of contractually obligated lease liabilities and operating expenses related to facilities to be vacated as a result of the restructuring plan. The balance of the facilities costs is expected to be paid at various dates through May, 2005.


           EARNINGS (LOSS) PER SHARE - For the three-and six-month periods ended July 31, 2001 and 2002, the computation of basic earnings (loss) per share is based on the weighted average number of outstanding common shares. Diluted earnings (loss) per share further assumes the issuance of common shares for all dilutive potential common shares outstanding. The diluted earnings (loss) per share calculation for the three and six months ended July 31, 2002 excludes incremental shares of 1,175,845 and 1,441,321, respectively, related to employee stock options. These shares are excluded due to their anti-dilutive effect as a result of the Company's loss during the periods. The shares used in the computations are as follows:

                       SIX MONTHS ENDED                 THREE MONTHS ENDED
                            JULY 31,                         JULY 31,
                     2001             2002            2001             2002
                     ----             ----            ----             ----
                                         (In thousands)

    Basic           40,751           41,303          40,932           41,398
    Diluted         43,529           41,303          43,558           41,398

           RELATED PARTY TRANSACTIONS - The Company sells products and provides services to other subsidiaries of CTI. For the three-month periods ended July 31, 2001 and 2002, sales to related parties were approximately $2.2 million and $0.8 million, respectively, and for the six- month periods ended July 31, 2001 and 2002 were approximately $4.3 million and $1.7 million, respectively.

           As of July 31, 2001 and 2002 amounts due from subsidiaries of CTI were approximately $1.6 million and $0.4 million, respectively.

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


           RECENT ACCOUNTING PRONOUNCEMENTS

           In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. This Statement is required to be applied at the beginning of the Company's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the provisions of this Statement. The adoption of SFAS No. 142 did not have a material effect on the Company's consolidated financial statements.

           In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, or development and/or the normal operation of a long-lived asset. This Statement is effective for fiscal years beginning after June 15, 2002; however, early adoption is encouraged. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's consolidated financial statements.

           In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and certain provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations

- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Early application is encouraged. The adoption of SFAS No. 144 did not have a material effect on the Company's consolidated financial statements.

           In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002. The remainder of the statement is generally effective for transactions occurring after May 15, 2002 with earlier application encouraged. The Company does not expect the adoption of SFAS No. 145 to have a material impact on its consolidated financial statements.

           In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities. This statement includes the restructuring activities that are currently accounted for pursuant to the guidance set forth in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Costs Incurred in a Restructuring)," costs related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF 94-3. Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The Company is currently evaluating the impact that SFAS No. 146 will have on its consolidated financial statements.

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

           RESULTS OF OPERATIONS

           Sales. Sales for the six-month and three-month periods ended July 31, 2002 decreased by approximately $21.8 million (62%) and $11.8 million (66%), respectively, compared to the corresponding period in 2001. The decrease is attributable primarily to a lower volume of sales and deployments of our Signalware products. Sales to international customers represented approximately 73% of our sales for the six-and three-month periods ended July 31, 2002 compared to approximately 56% and 64%, respectively, of our sales in the corresponding 2001 periods.

           Cost of Sales. Cost of sales for the six-month and three-month periods ended July 31, 2002 decreased by approximately $5.2 million (48%) and $3.1 million (55%), respectively, compared to the corresponding period in 2001. The decrease is attributable to lower expenses of approximately $2.8 million in material and production costs, $1.5 million in personnel-related costs and $0.8 million in depreciation costs for the six-month period ended July 31, 2002. The decrease in cost of sales in the three-month period ended July 31, 2002 is primarily attributable to $2.0 million in materials and production costs and $0.9 million in personnel-related costs. Gross margins (expressed as a percentage of sales) for the six-and three-month period ended July 31, 2002 decreased to approximately 56% and 58%, respectively, from approximately 69% in the corresponding 2001 periods.

           Research and Development Expenses. Research and development expenses for the six-month and three-month periods ended July 31, 2002 decreased by approximately $1.3 million (18%) and $1.1 million (30%), respectively, as compared to the corresponding periods in 2001. The decrease was primarily attributable to a decrease in personnel-related costs.

           Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six-month and three-month periods ended July 31, 2002 decreased by approximately $1.8 million (21%) and $1.0 million (23%), respectively, compared to the corresponding periods in 2001. The decrease is attributable primarily to cost reduction measures, resulting in decreases of approximately $0.4 million in marketing costs, $0.6 million in general office expenses, $0.3 million in legal and consulting fees and $0.2 million in travel and entertainment costs for the six-month period ended July 31, 2002. The decrease in selling, general and administrative expenses for the three-month period ended July 31, 2002 is primarily attributable to $0.4 million in bad debt expense, $0.3 million in general office expenses, $0.1 million in marketing costs, $0.1 million in legal and consulting fees and $0.1 million in travel and entertainment costs.

           Workforce Reduction and Restructuring Charges. During the three months ended July 31, 2002, the Company implemented a workforce reduction and restructuring plan. As a result, the Company recorded a charge of approximately $2.3 million to operations for severance and other related costs in the three-month period ended July 31, 2002.

           Interest and Other Income, net. Interest and other income, net for the six-month and three-month period ended July 31, 2002 decreased by approximately $2.7 million and $1.1 million, respectively, as compared to the 2001 periods. The decrease is attributable primarily to lower interest earned on the Company's cash investments, as a result of the decline in interest rates when compared to the corresponding six-and three-month periods ended July 31, 2001.

           Income Tax Provision (Benefit). Benefit for income taxes was approximately $1.9 million and $1.2 million, respectively, for the six-month and three-month periods ended July 31, 2002 due to losses sustained on a pre-tax income basis. For the corresponding periods in 2001, the Company had a provision for income taxes of approximately $5.0 million and $2.5 million, respectively. The overall effective tax rate was approximately 37.0% and 37.4% in the six-month periods ended July 31, 2002 and 2001 and approximately 37.0% and 37.3% for the three-month periods ended July 31, 2002 and 2001, respectively.

           Net Income (Loss). Net loss for the six-and three-month periods ended July 31, 2002 was approximately $3.2 million and $2.1 million, respectively, compared to approximately $8.3 million and $4.2 million of net income in the corresponding periods in 2001.


           LIQUIDITY AND CAPITAL RESOURCES

           The Company had working capital at July 31, 2002 of approximately $211.8 million. At July 31, 2002, the Company had cash and cash equivalents and short-term investments of approximately $215.5 million.

           Operations for the six months ended July 31, 2002 and 2001, after adding back non-cash items, provided (used) cash of approximately ($1.6) million and $9.5 million, respectively. Other changes in operating assets and liabilities used cash of approximately $0.6 million and $2.4 million for the six months ended July 31, 2002 and 2001, respectively.

           Investment activities for the six months ended July 31, 2002 and 2001 provided (used) cash of approximately $11.2 million and ($13.3) million, respectively. These amounts include additions of property and equipment in the six months ended July 31, 2002 and 2001 of approximately $0.4 million and $2.7 million, respectively, and maturities and sales (purchases) of short-term investments of $11.6 million and ($10.6) million, respectively, in the six months ended July 31, 2002 and 2001.

           Financing activities for the six months ended July 31, 2002 and 2001 provided cash of approximately $1.1 million and $2.3 million, respectively, related to the proceeds from the issuance of common stock in connection with the exercise of stock options and employee stock purchase plan.

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


           CERTAIN TRENDS AND UNCERTAINTIES

           The Company derives substantially all of its revenue from the telecommunications industry, which is facing an unprecedented recession. This has resulted in a significant reduction of capital expenditures made by equipment manufacturers, application developers and communication service providers. The Company's operating results and financial condition have been, and will continue to be, adversely affected by the severe decline in technology purchases and capital expenditures by these entities. Consequently, the Company's operating results have deteriorated significantly in recent periods, resulting in an operating loss for the six months ending July 31, 2002 and the Company's operating results may continue to deteriorate in future periods if such conditions remain in effect. For these reasons and the risk factors outlined below, it has been and continues to be very difficult for the Company to accurately forecast future revenues and operating results.

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

           The Company's current plan of operations is predicated in part on a recovery in capital expenditures by equipment manufacturers, application developers and communication service providers. In the absence of such improvement, the Company would experience further deterioration in its operating results, and may determine to modify its plan for future operations accordingly, which may include, among other things, additional reductions in its workforce.

           The Company intends to continue to make significant investment in its business, and to examine opportunities for growth through acquisitions of businesses, products or technologies and other strategic investments. These activities may involve significant expenditures and obligations that cannot readily be curtailed or reduced if anticipated growth in demand for the associated products does not materialize or is delayed. The impact of these decisions on future profitability cannot be predicted with assurance, and the Company's commitment to growth may increase its vulnerability to downturns in its markets, technology changes and shifts in competitive conditions. The Company also may not be able to identify future suitable merger or acquisition candidates, and even if the Company does identify suitable candidates, it may not be able to make these transactions on commercially acceptable terms, or at all. If the Company does make acquisitions, it may not be able to successfully incorporate the personnel, operations and customers of these companies into the Company's business. In addition, the Company may fail to achieve the anticipated synergies from the combined businesses, including marketing, product integration, distribution, product development and other synergies. The integration process may further strain the Company's existing financial and managerial controls and reporting systems and procedures. This may result in the diversion of management and financial resources from the Company's core business objectives. In addition, an acquisition or merger may require the Company to utilize cash reserves, incur debt or issue equity securities, which may result in a dilution of existing shareholders, and the Company may be negatively impacted by the assumption of liabilities of the merged or acquired company. Due to rapidly changing market conditions, the Company may find the value of its acquired technologies and related intangible assets, such as goodwill as recorded in the Company's financial statements, to be impaired, resulting in charges to operations. The Company may also fail to retain the acquired or merged company's key employees and customers.

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

           The Company has made and continues to make significant investments in the areas of sales and marketing, and research and development. The Company's research and development activities include ongoing significant investment in the development of additional features and functionality for its products, including products based on emerging open standards for Internet protocol that facilitate the convergence of voice and data signaling. However, the Company also has ceased, curtailed or delayed certain longer-term initiatives, such as its Nexworx product, pending a recovery in its business. The success of these initiatives will be dependent upon, among other things, the emergence of a market for these types of products and their acceptance by existing and new customers. Despite delays in the adoption of new features and functionality as a result of the telecommunications recession and the other factors described herein, the Company believes that expenditures on these initiatives are necessary to enhance its products in order to remain competitive, provide future growth opportunities and to maintain the Company's presence in the market. The Company's product initiatives reflect the Company's continuing analysis of the future demand for new products and services, and the Company from time to time is required to reprioritize or otherwise modify its product plans based on such analysis. The Company's business may be adversely affected by its failure to correctly anticipate the emergence of a market demand for certain products or services, or delays or changes in the evolution of market opportunities. If a sufficient market does not emerge for new or enhanced products developed by the Company, or the Company is not successful in marketing such products, the Company's continued growth could be adversely affected and its investment in those products may be lost.

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

           To date, international sales have been denominated in U.S. dollars. Accordingly, the Company has not been exposed to fluctuations in foreign currency exchange rates related to sales. However, the Company expects that in future periods, a portion of international sales may be denominated in currencies other than the U.S. dollar, which could expose it to losses and gains on foreign currency transactions. The Company does have certain expenses denominated in foreign currency. The Company may choose to limit its exposure by utilizing hedging strategies. There can be no assurance that any such hedging strategies that it undertakes would be successful in avoiding exchange rate losses.
           In order to increase the Company's revenues, it will need to attract additional customers on an ongoing basis. In addition, since the Company's products have long sales cycles that typically range from six to twelve months, its ability to forecast the timing and amount for specific sales is limited. The loss or deferral of one or more significant sales could have a material adverse effect on the Company's operating results in any fiscal quarter, especially if there are significant sales and marketing expenses associated with the deferred or lost sales. The Company's software products are primarily sold to equipment manufacturers and application developers, who integrate its products with their products and sell them to communications service providers. The success of the Company's business and operating results is dependent upon its channel and marketing relationships with these manufacturers and developers and the successful development and deployment of their products. If the Company cannot successfully establish channel and marketing relationships with leading equipment manufacturers and application developers or maintain these relationships on favorable terms, or the Company's sales channels are affected by economic weakness, its business and operating results may suffer.

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


                                         ULTICOM, INC.

Dated: September 12, 2002                /s/ Shawn Osborne
                                         --------------------------------------
                                         Shawn Osborne
                                         President and Chief Executive Officer



Dated: September 12, 2002                /s/ Mark A. Kissman
                                         --------------------------------------
                                         Mark A. Kissman
                                         Vice President of Finance and
                                         Chief Financial Officer

                                 CERTIFICATIONS

I, Shawn Osborne, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ulticom, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date: September 12, 2002
                                              /s/ Shawn Osborne
                                              --------------------------------
                                              Name: Shawn Osborne
                                              Title: Chief Executive Officer


I, Mark Kissman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Ulticom, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date: September 12, 2002
                                              /s/ Mark A. Kissman
                                              --------------------------------
                                              Name: Mark Kissman
                                              Title: Chief Financial Officer