Form 10-Q
period 2002-10-31
ULTICOM INC
filed 2002-12-13
CIK 1103184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 2002

                                       or

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

                                                  [ X ] Yes           [    ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

               The number of shares of Common Stock, no par value, outstanding as of December 06, 2002 was 41,523,318.


                            Page 1 of 23 Total Pages


                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements.
                                                                                                       Page

         1.       Condensed Consolidated Balance Sheets as
                  of January 31, 2002 and October 31, 2002                                              3

         2.       Condensed Consolidated Statements of Operations for the Three
                  and Nine-Month Periods ended October 31, 2001 and 2002                                4

         3.       Condensed Consolidated Statements of Cash Flows for the
                  Nine-Month Periods ended October 31, 2001 and 2002                                    5

         4.       Notes to Condensed Consolidated Financial Statements                                  6


ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.                                                10


ITEM 3.   Quantitative and Qualitative Disclosures about
          Market Risk.                                                                                 19


ITEM 4.  Controls and Procedures.                                                                      19

                                     PART II
                                OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K.                                                             20

SIGNATURES                                                                                             21

CERTIFICATIONS                                                                                         22





                            Page 2 of 23 Total Pages

                                     PART I
                              Financial Information

ITEM 1.  Financial Statements.

                          ULTICOM, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                JANUARY 31,         OCTOBER 31,
                                                                                   2002 *              2002
                                                                                   ------              ----
                                                                                                    (UNAUDITED)
                                     ASSETS
 CURRENT ASSETS:
       Cash and cash equivalents                                                 $ 140,260            $ 86,948
       Short-term investments                                                       76,827             130,022
       Accounts receivable, net of allowance for doubtful accounts of
          $849 and $667, respectively                                                8,422               4,764
       Inventories                                                                     446                 627
       Prepaid expenses and other current assets                                     3,642               3,278
                                                                                   -------             -------
             Total current assets                                                  229,597             225,639
       Property and equipment, net                                                   5,270               3,636
       Investments                                                                   5,550               5,550
       Other assets                                                                    258                 244
                                                                                   -------             -------
             Total assets                                                        $ 240,675           $ 235,069
                                                                                 =========           =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
       Accounts payable and accrued expenses                                      $ 12,972             $ 9,382
       Deferred revenue                                                              3,679               3,274
                                                                                   -------             -------
             Total current liabilities                                              16,651              12,656
                                                                                   -------             -------

 LONG-TERM LIABILITIES                                                                  --                 622
                                                                                   -------             -------

 SHAREHOLDERS' EQUITY:
       Undesignated stock, no par value, 10,000,000 shares authorized, no
          shares issued and outstanding                                                 --                 --
       Common stock, no par value, 200,000,000 authorized,
          41,121,505 and 41,509,642 issued and outstanding                              --                 --
       Additional paid-in capital                                                  202,557             203,955
       Accumulated other comprehensive income (loss)                                   443                (594)
       Retained earnings                                                            21,024              18,430
                                                                                   -------             -------
             Total shareholders' equity                                            224,024             221,791
                                                                                   -------             -------
             Total liabilities and shareholders' equity                          $ 240,675           $ 235,069
                                                                                 =========           =========


     *The Condensed Consolidated Balance Sheet as of January 31, 2002 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.

     The accompanying notes are an integral part of these financial statements.





                            Page 3 of 23 Total Pages

                          ULTICOM, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    NINE MONTHS ENDED                      THREE MONTHS ENDED
                                                            OCTOBER 31,           OCTOBER 31,         OCTOBER 31,        OCTOBER 31,
                                                               2001                   2002              2001              2002
                                                               ----                   ----              ----              ----
Sales                                                          $  47,972         $  20,964           $  13,013          $  7,764
Cost of sales                                                     15,998             8,583               4,989             2,817
                                                               ---------         ---------           ----------         ---------
Gross profit                                                      31,974            12,381               8,024             4,947

Operating expenses:
      Research and development                                    10,950             8,055               3,888             2,263
      Selling, general and administrative                         12,602            10,200               3,779             3,221
      Workforce reduction and restructuring charges                    -             2,290                   -               -
                                                               ---------         ---------           ----------          ---------
      Income (loss) from operations                                8,422            (8,164)                357              (537)
      Interest and other income, net                               7,269             4,018               2,007             1,428
                                                               ---------         ----------           ---------          ---------

Income (loss) before income tax provision (benefit)               15,691            (4,146)              2,364               891
Income tax provision (benefit)                                     5,866            (1,552)                882               312
                                                               ---------         ----------           ----------          ---------

Net income (loss)                                               $  9,825          $ (2,594)          $   1,482           $   579
                                                                ========          =========           =========          =========

Earnings (loss) per share:
      Basic                                                     $   0.24          $  (0.06)          $    0.04           $   0.01
                                                                ========          ==========          =========          =========
      Diluted                                                   $   0.23          $  (0.06)          $    0.03           $   0.01
                                                                ========          ==========          =========          =========



     The accompanying notes are an integral part of these financial statements.



                            Page 4 of 23 Total Pages


                          ULTICOM, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                          NINE MONTHS ENDED
                                                                                   OCTOBER 31,            OCTOBER 31,
                                                                                     2001                    2002
                                                                                     ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash from operations after adjustment for non-cash item                     $ 11,850                 $   (560)
Changes in assets and liabilities:
   Accounts receivable, net                                                        2,626                    3,658
   Inventories                                                                     1,144                     (181)
   Prepaid expenses and other current assets                                        (407)                     364
   Accounts payable and accrued expenses                                           3,111                   (3,590)
   Deferred revenue                                                               (7,298)                    (405)
   Other, net                                                                        701                     (401)
                                                                                --------                  --------
         Net cash provided by (used in) operating activities                      11,727                   (1,115)
                                                                                --------                  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturities and sales (purchases) of investments, net                         (36,698)                  (53,195)
   Purchases of property and equipment                                           (3,646)                     (400)
                                                                                --------                  --------
         Net cash used in investing activities                                  (40,344)                  (53,595)
                                                                                --------                  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock in connection with
      exercise of stock options and employee stock purchase plan                   2,677                    1,398
                                                                                --------                  --------
           Net cash provided by financing activities                               2,677                    1,398
                                                                                --------                  --------

NET DECREASE IN CASH AND CASH EQUIVALENTS
                                                                                 (25,940)                  (53,312)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD
                                                                                 183,303                   140,260
                                                                                --------                  --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $157,363                  $ 86,948
                                                                                ========                  ========


     The accompanying notes are an integral part of these financial statements.



                            Page 5 0f 23 Total Pages

                          ULTICOM, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           BASIS OF PRESENTATION - The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the annual period ended January 31, 2002. The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three and nine-month periods ended October 31, 2002 are not necessarily indicative of the results to be expected for the full year.

           COMPANY BUSINESS AND BACKGROUND - Ulticom, Inc., a New Jersey corporation, is a majority-owned subsidiary of Comverse Technology, Inc. ("CTI"), and is engaged in the design, development, manufacture, marketing and support of software and hardware for use in the communications industry.

           PRINCIPLES OF CONSOLIDATION - The condensed consolidated financial statements include the accounts of Ulticom, Inc. and its wholly-owned subsidiary (together the "Company"). All material intercompany balances and transactions have been eliminated.

           INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined by the first in, first out (FIFO) method. Inventories at January 31 and October 31, 2002 consist entirely of finished goods.

           COMPREHENSIVE INCOME (LOSS) - For the three-month periods ended October 31, 2001 and 2002, total comprehensive income (loss) was approximately $1.7 million and $0.1 million, respectively, and for the nine-month periods was approximately $10.1 million and ($3.6) million, respectively. The elements of comprehensive income (loss) include net income (loss), unrealized gains/losses on available for sale securities and foreign currency translation adjustments.

           WORKFORCE REDUCTION AND RESTRUCTURING CHARGES - During the nine-month period ended October 31, 2002, the Company took steps to better align its cost structure with the current business environment, to improve efficiency of its operations and to better position the Company to realize emerging opportunities. These steps included a workforce reduction and restructuring plan announced in April 2002. The plan included terminations of 47 employees in the United States and 18 employees in France, in the engineering and administrative departments of the Company. As a result of this plan, the Company recorded a charge of approximately $2.3 million to operations for severance and other related costs and the elimination of excess facilities and related leasehold improvements during the nine-month period ended October 31, 2002.




                            Page 6 of 23 Total Pages

           As of October 31, 2002, the Company had an accrual of approximately $1.2 million related to the workforce reduction and restructuring plan. An analysis of the workforce reduction and restructuring plan accrual is as follows:



                                             NON-RECURRING       CASH              NONCASH        ACCRUAL BALANCE AT
                                             EXPENSES            PAYMENTS          CHARGE         OCTOBER 31, 2002
                                             --------            --------          ------         ----------------
                                                               (In thousands)

  Severance and related                          $ 1,593          $  846             $    -              $   747
  Property and equipment                             130               -                 130                   -
  Facilities and related                             567              78                   -                 489
                                                 -------         -------             -------             -------
  Outstanding at end of period                   $ 2,290         $   924              $  130             $ 1,236
                                                 =======         =======             =======             =======



           Severance and related costs consist primarily of severance payments to terminated employees, fringe related costs associated with severance payments, other termination costs and legal and consulting costs. The balance of the severance and related costs are expected to be paid by January 31, 2003.

            Property and equipment consists primarily of leasehold improvements and furnishings determined to be impaired at a facility to be vacated in the United States. The charge has been classified as a reduction of property and equipment for financial statement purposes.

           Facilities and related costs consist primarily of contractually obligated lease liabilities and operating expenses related to facilities to be vacated as a result of the restructuring plan. The balance of the facilities and related costs is expected to be paid at various dates through May 2005, of which approximately $296,000 is classified as a long-term liability as of October 31, 2002.


           EARNINGS (LOSS) PER SHARE - For the three and nine-month periods ended October 31, 2001 and 2002, the computation of basic earnings (loss) per share is based on the weighted average number of outstanding common shares. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding (consisting entirely of stock options). The diluted earnings (loss) per share calculation for the nine-month period ended October 31, 2002 excludes incremental shares of 1,158,054 related to employee stock options. These shares are excluded due to their anti-dilutive effect as a result of the Company's loss during the nine-month period. The shares used in the computations are as follows:

                                NINE MONTHS ENDED      THREE MONTHS ENDED
                                    OCTOBER 31,            OCTOBER 31,
                                   2001    2002         2001       2002
                                             (In thousands)

 Basic                          40,865      41,357     41,088     41,463
 Diluted                        43,359      41,357     42,958     42,444



                            Page 7 of 23 Total Pages

           RELATED PARTY TRANSACTIONS - The Company sells products and provides services to other subsidiaries of CTI. For the three-month periods ended October 31, 2001 and 2002, sales to related parties were approximately $2.5 million and $0.8 million, respectively, and for the nine- month periods ended October 31, 2001 and 2002 were approximately $6.8 million and $2.5 million, respectively.

           As of October 31, 2001 and 2002, amounts due from subsidiaries of CTI were approximately $0.9 million and $0.7 million, respectively.

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


           EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

           In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. This Statement is required to be applied at the beginning of the Company's fiscal year and is to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. Impairment losses for goodwill and certain intangible assets that arise due to the initial application of this Statement are to be reported as resulting from a change in accounting principle. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of this Statement. The adoption of SFAS No. 142 did not have a material effect on the Company's condensed consolidated financial statements.

           In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, development and/or normal operation of a long-lived asset. This Statement is effective for fiscal years beginning after June 15, 2002; however, early adoption is encouraged. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's condensed consolidated financial statements.

           In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and certain provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business,


                            Page 8 of 23 Total Pages
and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Early application is encouraged. The adoption of SFAS No. 144 did not have a material effect on the Company's condensed consolidated financial statements.

           In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002. The remainder of the statement is generally effective for transactions occurring after May 15, 2002 with earlier application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's condensed consolidated financial statements.

           In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities. This statement includes the restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Costs Incurred in a Restructuring)," costs related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF Issue No. 94-3. Under SFAS No. 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002 with earlier application encouraged. The Company is currently evaluating the impact that SFAS No. 146 will have on its condensed consolidated financial statements.



                            Page 9 of 23 Total Pages

           ITEM 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations.

           RESULTS OF OPERATIONS

           Sales. Sales for the nine-month and three-month periods ended October 31, 2002 decreased by approximately $27.0 million (56%) and $5.2 million (40%), respectively, compared to the corresponding periods in 2001. The decrease is attributable primarily to a lower volume of sales and deployments of our Signalware products. Sales to international customers represented approximately 72% and 71%, respectively, of our sales for the nine and three-month periods ended October 31, 2002 compared to approximately 61% and 73%, respectively, of our sales in the corresponding 2001 periods.

           Cost of Sales. Cost of sales for the nine-month and three-month periods ended October 31, 2002 decreased by approximately $7.4 million (46%) and $2.2 million (44%), respectively, compared to the corresponding periods in 2001. The decrease is primarily attributable to lower expenses of approximately $3.7 million in material and production costs, $2.9 million in personnel-related costs and $0.9 million in depreciation costs for the nine-month period ended October 31, 2002. The decrease in cost of sales in the three-month period ended October 31, 2002 is primarily attributable to lower costs of approximately $0.9 million in materials and production costs and $1.1 million in personnel-related costs. Gross margins for the nine-month period ended October 31, 2002 decreased to approximately 59% from approximately 67% as compared to the corresponding period in 2001. For the three-month period ending October 31, 2002, gross margins increased to approximately 64% from approximately 62% in the corresponding 2001 period.

           Research and Development Expenses. Research and development expenses for the nine-month and three-month periods ended October 31, 2002 decreased by approximately $2.9 million (26%) and $1.6 million (42%), respectively, as compared to the corresponding periods in 2001. The decrease was primarily attributable to a decrease in personnel-related costs.

           Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine-month and three-month periods ended October 31, 2002 decreased by approximately $2.4 million (19%) and $0.6 million (15%), respectively, compared to the corresponding periods in 2001. The decrease is primarily attributable to decreases of approximately $0.3 million in travel and entertainment costs, $0.4 million in marketing costs, $0.7 million in general office expenses, and $0.8 million in professional services for the nine-month period ended October 31, 2002. The decrease for the three-month period ended October 31, 2002 is primarily attributable to a decrease of approximately $0.5 million in professional services.

           Workforce Reduction and Restructuring Charges. During the nine-months ended October 31, 2002, the Company implemented a workforce reduction and restructuring plan. As a result, the Company recorded a charge of approximately $2.3 million to operations for severance and other related costs and the elimination of excess facilities and related leasehold improvements during the nine-month period ended October 31, 2002.


                           Page 10 of 23 Total Pages

           Interest and Other Income, net. Interest and other income, net for the nine-month and three-month period ended October 31, 2002 decreased by approximately $3.3 million and $0.6 million, respectively, as compared to the corresponding periods in 2001. The decrease is attributable primarily to lower interest earned on the Company's cash investments, as a result of the decline in interest rates when compared to the corresponding nine and three-month periods ended October 31, 2001.

           Income Tax Provision (Benefit). Benefit for income taxes was approximately $1.6 million for the nine-month period ended October 31, 2002 due to losses sustained on a pre-tax income basis. For the three-month period ended October 31, 2002, the Company had a provision for income taxes of approximately $0.3 million. For the corresponding periods in 2001, the Company had a provision for income taxes of approximately $5.9 million and $0.9 million, respectively. The overall effective tax rate was approximately 37.4% for the nine-month periods ended October 31, 2002 and 2001 and approximately 35.0% and 37.3% for the three-month periods ended October 31, 2002 and 2001, respectively.

           Net Income (Loss). Net loss for the nine-month period ended October 31, 2002 was approximately $2.6 million compared to approximately $9.8 million of net income in the corresponding period in 2001. Net income for the three-month period ending October 31, 2002 was approximately $0.6 million compared to approximately $1.5 million in the corresponding period in 2001.

           LIQUIDITY AND CAPITAL RESOURCES

           The Company had working capital at October 31, 2002 of approximately $213.0 million. At October 31, 2002, the Company had cash and cash equivalents and short-term investments of approximately $217.0 million.

           Operations for the nine-month periods ended October 31, 2002 and 2001, after adjustment for non-cash item, provided (used) cash of approximately ($0.6) million and $11.9 million, respectively. Other changes in operating assets and liabilities used cash of approximately $0.6 million and $0.1 million for the nine-month periods ended October 31, 2002 and 2001, respectively.

           Investing activities for the nine-month periods ended October 31, 2002 and 2001 used cash of approximately $53.6 million and $40.3 million, respectively. These amounts include purchases of property and equipment in the nine-month periods ended October 31, 2002 and 2001 of approximately $0.4 million and $3.6 million, respectively, and net maturities and sales (purchases) of investments of ($53.2) million and ($36.7) million, respectively, in the nine-month periods ended October 31, 2002 and 2001.

           Financing activities for the nine-month periods ended October 31, 2002 and 2001 provided cash of approximately $1.4 million and $2.7 million, respectively, related to proceeds from the issuance of common stock in connection with the exercise of stock options and employee stock purchase plan.

           Although there are no present understandings, commitments or agreements with respect to acquisitions of other businesses, products or technologies, the Company may in the future consider such transactions, which may require additional debt or equity financing. The issuance of debt or equity


                           Page 11 of 23 Total Pages
securities could be expected to have a dilutive impact on the Company's shareholders, and there can be no assurance as to whether or when any acquired business would contribute positive operating results commensurate with the associated investment.

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


           CERTAIN TRENDS AND UNCERTAINTIES

           The Company derives substantially all of its revenue from the telecommunications industry, which is facing an unprecedented recession. This has resulted in a significant reduction of capital expenditures made by equipment manufacturers, application developers and communication service providers. The Company's operating results and financial condition have been, and will continue to be, adversely affected by the severe decline in technology purchases and capital expenditures by these entities. Consequently, the Company's operating results have deteriorated significantly in recent periods and the Company's operating results may continue to deteriorate in future periods if such conditions remain in effect. For these reasons and the risk factors outlined below, it has been and continues to be very difficult for the Company to accurately forecast future revenues and operating results.

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


                           Page 12 of 23 Total Pages

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

           The telecommunications industry is subject to rapid technological change. The introduction of new technologies in the telecommunications market, including the delay in the adoption of such new technologies, and new alternatives for the delivery of services are having, and can be expected to continue to have, a profound effect on competitive conditions in the market and the success of market participants, including the Company. The Company's success will depend on the ability to correctly anticipate technological trends, to react quickly and effectively to such trends and to enhance its existing product line and to introduce new products on a timely and cost-effective basis. As a result, the life cycle of the Company's product line is difficult to estimate. In addition, changing industry and market conditions may dictate strategic decisions to restructure some business units and discontinue others. Discontinuing a business unit or product line may result in the Company recording accrued liabilities for special charges, such as costs associated with a reduction in workforce. These strategic decisions could result in changes to determinations regarding a product's useful life and the recoverability of the carrying basis of certain assets.

           The Company's products involve sophisticated technology that performs critical functions to highly demanding standards. There can be no assurance that the Company's current or future products will not develop operational problems,


                           Page 13 of 23 Total Pages
which could have a material adverse effect on the Company. The Company relies on a limited number of suppliers and manufacturers for specific components and may not be able to obtain substitute suppliers and manufacturers on terms that are as favorable if supplies are interrupted.

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


                           Page 14 of 23 Total Pages

           Historically, a limited number of customers have contributed a significant percentage of the Company's revenues. The Company anticipates that its operating results in any given period will continue to depend significantly upon revenues from a small number of customers. The loss of any of these customers could have a material adverse effect on the Company's business.

           The Company currently derives a majority of its total sales from customers outside of the United States. International transactions involve particular risks, including political decisions affecting tariffs and trade conditions, rapid and unforeseen changes in economic conditions in individual countries, difficulty in enforcing intellectual property rights, turbulence in foreign currency and credit markets, and increased costs resulting from lack of proximity to the customer. Recent world events may have an adverse effect on the Company's international transactions, including political and economic instability in certain countries in which the Company currently transacts business and may transact business in the future.

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

           The Company's success is dependent on recruiting and retaining key management and highly skilled technical, managerial, sales, and marketing


                           Page 15 of 23 Total Pages
personnel. The competition for highly skilled personnel remains very competitive despite the current economic conditions. The Company's ability to attract and retain employees also may be affected by recent cost control actions, including reductions in the Company's workforce and the associated reorganization of operations.

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


                           Page 16 of 23 Total Pages

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

                           Page 17 of 23 Total Pages

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


                           Page 18 of 23 Total Pages

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk.

           Refer to Item 7A in the Company's Annual Report on Form 10-K for a discussion about the Company's exposure to market risks.


ITEM 4.    Controls and Procedures.

           (a) The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, including the principal executive officer and the principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

           Within 90 days prior to the filing date of this quarterly report on Form 10-Q, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and the Company's principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

           (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           Page 19 of 23 Total Pages

                                     PART II

                                Other Information
                                -----------------


ITEM 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

        (a) Exhibit Index.
            --------------

             None


        (b) Reports on Form 8-K.
            --------------------

         Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, filed on September 12, 2002.











                           Page 20 of 23 Total Pages

                                   SIGNATURES
                                   ----------

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ULTICOM, INC.


Dated:         December 13, 2002        /s/ Shawn Osborne
                                        ----------------------------------------
                                        Shawn Osborne
                                        President and Chief Executive Officer


Dated:         December 13, 2002        /s/ Mark A. Kissman
                                        ----------------------------------------
                                        Mark A. Kissman
                                        Vice President of Finance and
                                        Chief Financial Officer



Page 21 of 23 Total Pages

                                 CERTIFICATIONS
                                 --------------

           I, Shawn Osborne, the Chief Executive Officer of Ulticom, Inc., certify that:

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

           3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

           4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

           5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002                        /s/ Shawn Osborne
                                               ---------------------------------
                                               Name:  Shawn Osborne
                                               Title: Chief Executive Officer


                           Page 22 of 23 Total Pages

           I, Mark Kissman, the Chief Financial Officer of Ulticom, Inc., certify that:

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

           3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

           4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

           5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

           6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002                       /s/ Mark Kissman
                                              ----------------------------------
                                              Name:  Mark Kissman
                                              Title: Chief Financial Officer



                           Page 23 of 23 Total Pages