Form 10-K
period 2003-01-31
ULTICOM INC
filed 2003-04-30
CIK 1103184

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended January 31, 2003


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

================================================================================

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                            [X] Yes           [ ] No


         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, July 31, 2002 was approximately $76,000,000.


           There were 41,623,316 shares of the registrant's common stock outstanding on April 25, 2003.


                       DOCUMENTS INCORPORATED BY REFERENCE

         The registrant hereby incorporates by reference in this report the information required by Part III appearing in the registrant's proxy statement or information statement distributed in connection with the 2003 Annual Meeting of Shareholders of the registrant or in an amendment to this report on Form 10K/A.

                            -------------------------


           Signalware(R) and Ulticom(R) are registered trademarks and Ulticom's logos are trademarks of the Company. All other trademarks are the property of their respective owners.

                                     PART I


ITEM 1.    BUSINESS.


THE COMPANY

           Ulticom, Inc. ("Ulticom" and together with its subsidiary, the "Company") is a provider of service enabling signaling software for wireline, wireless and Internet communications. The Company's Signalware family of products interconnect the complex switching, database and messaging systems, and manage vital number, routing and billing information that form the backbone of today's telecommunications networks. The Company's products are used by equipment manufacturers, application developers and communication service providers to deploy revenue generating infrastructure, enhanced, and mandated services such as mobility, messaging, payment and location-based services. Signalware products also are embedded in a range of packet softswitching products to interoperate or converge voice and data networks and facilitate services such as Internet offload and voice over IP ("VoIP").

           The Company was incorporated in New Jersey on December 18, 1974 as "Dale, Gesek, McWilliams & Sheridan, Inc.," and was formerly known as "DGM&S Telecom, Inc." In May 1999, the Company changed its name to "Ulticom, Inc." The Company completed an initial public offering of its common stock in April 2000 and its common stock is listed on the NASDAQ National Market System under the symbol "ULCM". The Company is a subsidiary of Comverse Technology, Inc. ("CTI"), which holds approximately 72% of its outstanding common stock. The Company's principal executive offices are located at 1020 Briggs Road, Mount Laurel, New Jersey 08054, and its telephone number is (856) 787-2700.

         The Company's Internet address is www.ulticom.com. The information contained on the Company's website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. The Company makes available, free of charge, on its Internet website, its annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15 (d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company has electronically filed such material with, or furnished it to, the United States Securities and Exchange Commission.


THE COMPANY'S PRODUCTS

 BACKGROUND

        Traditionally, voice networks were based on a technology called "circuit switching." In circuit switched networks, a dedicated line or circuit is established for each telephone call and maintained for the duration of the call. At the conclusion of a circuit switched call, the dedicated line or circuit is disconnected.

        Separating the voice and signaling portions of a call improves network utilization, reduces call setup times and provides transaction capabilities for enhanced services. The signaling infrastructure processes in real time the information needed to set up, connect, route, terminate and bill a call, while also providing a foundation to develop and offer value-added services. The signaling portion of a switching network that controls each call is based on a globally accepted set of standards and protocols called signaling system #7 ("SS7"). SS7 provides the speed and reliability required for processing complex call control information.

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

        While circuit switching has offered dependable, high quality voice communication, a newer technology called "packet switching" is inherently more efficient and cost effective than circuit switching. In packet switched networks, the voice or data transmission is formatted into a series of shorter digital messages called "packets." These packets of voice or data information travel over a shared line or circuit. The cost and performance superiority of packet switching has led certain incumbent and new service providers to build packet networks to handle voice and data traffic.

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

SIGNALWARE

         Ulticom's Signalware provides the SS7 connectivity required to offer value-added services. Signalware products work within wireline, wireless and Internet networks to interconnect and interoperate voice and data communication systems. In addition, Signalware plays a key role in the convergence of disparate networks by providing a means to bridge circuit and packet technology. Signalware offers many of the features that are crucial to the connectivity of communication networks and the rapid delivery of revenue generating services, including:

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

           Signalware supports a range of applications in wireline, wireless and Internet networks. In circuit networks, Signalware has been deployed as part of wireline services such as voice messaging, 800 number service and caller ID. Signalware enables wireless services that include infrastructure applications such as global roaming, as well as enhanced services such as voice and text messaging and prepaid calling. Signalware enables deployment of high capacity wireless data services made possible by the evolution from second generation ("2G") to third generation ("3G") infrastructures, including an intermediate generation called "2.5G". Signalware is used to deploy mandated, location based wireless services, such as emergency-911. Signalware also is used to enable solutions that ease congestion on existing networks by routing Internet dial-up traffic to packet infrastructure, and deliver VoIP services for local and long distance carriers.

         Signalware works with multiple SS7 networks, supports a wide variety of SS7 protocol elements, and enables analog or digital wireline and wireless transmissions. It provides the functionality needed for call set-up/termination and call routing/billing. Signalware products also include features that enable the transition from SS7 signaling to emerging packet signaling standards, such as SIGTRAN. New features include a SIGTRAN Gateway for circuit-packet network interoperability, and protocols to transport SS7 traffic over IP networks. Signalware packages run on a range of hardware platforms and operating systems, including Sun Solaris, IBM AIX and Red Hat Linux. These packages can be used in single or multiple computing configurations for fault resiliency and reliability.

           Signalware includes interface boards to provide the physical connection to a signaling network. Signalware boards are configured to support a wide range of hardware platforms and network links. The bundling of Signalware interface boards and software allows the Company to control product performance, capacity and compliance with standards.

           New customers begin development of applications and services by purchasing the appropriate Signalware development kit and a development license. A typical development kit includes software, an interface board, cables, first year maintenance, training, and documentation. The annual development maintenance plan provides access to customer support services, service packs, and scheduled release upgrades of the software. After the initial year, the maintenance plan must be renewed for a fee in order to continue to receive support and upgrades.

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

           Customer Support. The Company provides comprehensive technical support to help customers develop and deploy new services using Signalware. Customer support representatives at the help desk interface with customers' technical staff, answering questions, resolving problems and providing assistance. Services are available 24 hours a day, 7 days a week. Customer support is managed through corporate headquarters in Mount Laurel, New Jersey with remote service locations to provide extended geographic and time zone coverage.

           Training Services. The Company offers customers a comprehensive training program including courses such as application development, and operations and support. Courses are scheduled throughout the year. Customized and/or on-site training programs also are provided for an additional fee to meet the specific needs of customers.

           Professional Services. The Company offers fee-based consulting and development services to create customer-specific enhancements to its products and assist with deployment of its products in service provider networks. An experienced engineering staff provides such services. This service assists customers by accelerating their time-to-market, and also hastens the point in the development cycle when the Company begins to receive recurring deployment license and board revenues.

MARKETS, SALES AND MARKETING

           The Company's sales organization operates from the U.S., Europe and Asia. Account teams comprised of account managers and sales engineers work closely with product management and development organizations to provide customers with a consultative sales approach. The consultative approach facilitates the sale of development kits to enable customers to immediately begin to build prototypes of their products.

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

           The Company's market strategy includes enhancing brand awareness for its products through its web site, promotional literature, direct marketing to current and prospective customers, advertising, continued participation in industry relevant trade shows and conferences, and a public relations program that includes public demonstrations of products and prototypes. Representatives of the Company also are called upon to address industry symposia and conferences, are quoted in industry publications and may from time to time author articles about developments in communications technology.

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

           The Company engages in joint promotion, sales efforts, training, testing, design, integration and installation with Sun Microsystems and other information systems providers who use Sun Microsystems' components. The Company also engages in joint-marketing activities with IBM.

           The Company's products are currently used by over 55 customers and are deployed by more than 260 service providers in more than 100 countries. The Company markets its products and services primarily through a direct sales organization and through distributors. The Company has entered into distribution agreements with Beijing Futong Computerland Co., Ltd., Beijing Teamsun Technology Co., and Macnica, Inc. that have resulted in deployments of the Company's products in wireless and Internet services in China and Japan. Customers include: network equipment manufacturers, such as Alcatel, Ericsson and Siemens; application developers, such as Comverse, Inc. ("Comverse"), LogicaCMG and Sonus; and service providers, such as MCI WorldCom and Telefonica.

           The Company currently derives a significant portion of its total sales from customers outside of the United States. Financial information regarding the Company's operations in these areas is presented in Note 12 of the Financial Statements included in Item 15 of this report on Form 10-K. International transactions involve particular risks, including political decisions affecting tariffs and trade conditions, rapid and unforeseen changes in economic conditions in individual countries, turbulence in foreign currency and credit markets, and increased costs resulting from lack of proximity to the customer.

           For fiscal year 2000, which ended January 31, 2001, Ericsson, Comverse and its affiliates and Siemens accounted for 18%, 16% and 10%, respectively, of the Company's revenues. For fiscal year 2001, which ended January 31, 2002, Ericsson, Comverse, Sonus and Siemens accounted for 18%, 16%, 11% and 11%, respectively, of the Company's revenues. For fiscal year 2002, which ended January 31, 2003, Siemens, Ericsson and Comverse accounted for 23%, 19% and 11%, respectively, of the Company's revenues.

           The Company actively participates in industry activities to define the technology to facilitate the convergence of telecommunication networks with the Internet. As a member of the Internet Engineering Task Force, Ulticom has worked to develop a set of signaling transport standards called SIGTRAN to enable communication service providers to cost effectively and more easily implement services that span existing circuit switched networks and packet networks using IP. The Company also participates in the standards activities of the Third Generation Partnership Project ("3GPP"), which works with various standards bodies to produce globally acceptable technical specifications for the evolution to a packet-based 3G wireless infrastructure.

RESEARCH AND DEVELOPMENT

           The Company continues to enhance the features and performance of existing products and introduce new products. The Company believes that its future success depends on a number of factors, which includes the Company's ability to:

     o identify and respond to emerging technological trends in its target markets;

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

           The Company's research and development expenses were approximately $10.3 million, $14.2 million and $10.1 million for the years ended January 31, 2001, 2002 and 2003, respectively. Research and development activities are located in the U.S. and France. As of January 31, 2003, there were 105 employees engaged in research and development activities. The Company believes that recruiting and retaining highly skilled engineering personnel is essential to its success.

INTELLECTUAL PROPERTY RIGHTS

           The Company has accumulated a significant amount of proprietary know-how and expertise over the years in developing network signaling software and SS7 protocol technology for communication services. Its continued success is dependent, in part, upon its ability to protect proprietary rights to the technologies used in its products. If the Company is not adequately protected, competitors could use the intellectual property that it has developed to enhance competing products and services, which could harm the Company's business. To safeguard its proprietary technology, the Company relies on a combination of technical innovation, trade secret, copyright, patent and trademark laws, restricted licensing arrangements and non-disclosure agreements, each of which affords only limited protection. The Company conducts periodic reviews of new areas of technology with its patent attorneys as part of its patent program.

           The Company licenses software from third parties that is incorporated into some versions of Signalware.

           Due to the value of intellectual property rights, the Company generally does not make its proprietary software source code available to customers. Exceptions to this principle were made in the past, in limited circumstances, for large customers where adequate control mechanisms were in place to protect the Company's intellectual property rights.

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

         Competitors include a number of companies ranging from SS7 software solution providers, such as Hughes Software Systems and SS8 Networks, to vendors of communication and network infrastructure equipment, such as Continuous Computing (formerly Trillium Digital Systems) and Hewlett-Packard Company. The Company believes it competes principally on the basis of:

             o  product performance and functionality;

             o  product quality and reliability;

             o  customer service and support; and

             o  price.

           The Company believes its success will depend primarily on its ability to provide technologically advanced and cost effective signaling solutions. Furthermore, it is likely that as competition intensifies, the Company may have to reduce the prices of its products.

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

         During 2002, the Company was certified in compliance with TL 9000, a set of common quality system requirements and measurements designed specifically for the telecommunications industry for the design, development, production, delivery, installation and maintenance of products and services. TL 9000 encompasses International Standard Organization ("ISO") 9001:2000 and best practices.

         Subcontractors, who are ISO certified, perform assembly of the Company's printed circuit interface boards. Periodic audits of our subcontractors are performed to ensure adherence to quality standards. Subcontractors are responsible for purchasing, inspecting, installing and assembling components of interface boards. Completed assemblies are burned-in, inspected, tested and packaged in the Company's facility according to TL 9000 and other industry standards. All inspection, test, repair, revision and shipping information is tracked by product type and serial number and maintained in the Company's tracking database.

           The Company works closely with interface board component suppliers to monitor component changes and availability. However, there are no long-term supply agreements with these suppliers to ensure uninterrupted supply of components. Under certain circumstances, the Company may place blanket orders to ensure availability of discontinued components. In the event of a reduction or an interruption in the supply of components, a significant amount of time could be required to qualify alternate suppliers and to receive an adequate supply of replacement components.

           The Company does not have any long-term agreements with any of its manufacturers, some of whom are small, privately held companies. In the event that these manufacturers experience financial, operational or quality assurance difficulties, the Company's business could be adversely affected unless and until an alternate manufacturer could be found. There is no assurance that an alternate manufacturer will be able to meet the Company's requirements or that existing or alternate sources for interface boards will continue to be available at favorable prices.

EMPLOYEES

           As of January 31, 2003, the Company had approximately 245 employees. Our employees are not covered by any collective bargaining agreement and the Company considers its relationship with its employees to be good. The Company's French employees are subject to French labor laws that contain requirements regarding termination, severance payments, and other obligations that are significantly greater than those in the US.


ITEM 2.    PROPERTIES.

           The Company's headquarters and development facilities are located in Mount Laurel, New Jersey where it leases approximately 54,000 square feet of office space. The Company also leases approximately 13,000 square feet of office space in Dallas, Texas, and sales offices in Chicago, Illinois, and Boston, Massachusetts. The Company's subsidiary leases approximately 7,000 square feet of office space in Sophia-Antipolis, France and a sales office in Singapore.

           The Company believes that its facilities currently under lease are more than adequate for current operations, and may endeavor to selectively reduce its existing facilities commitments.


ITEM 3.    LEGAL PROCEEDINGS.

           None.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           No matters were submitted to a vote of the security holders during the fourth quarter of the last fiscal year.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         The Company's common stock trades on the NASDAQ National Market System under the symbol "ULCM". The following table sets forth the range of closing prices of the Company's common stock as reported on NASDAQ for the period from February 1, 2001 through January 31, 2003.

FISCAL YEAR             FISCAL QUARTER                     LOW                    HIGH
-----------             --------------                     ---                    ----
2002                02/1/02   -   04/30/02               $  5.65                 $  8.55
                    05/1/02   -   07/31/02               $  5.69                 $  6.98
                    08/1/02   -   10/31/02               $  4.90                 $  6.85
                    11/1/02   -   01/31/03               $  5.70                 $  7.79

2001                02/1/01   -   04/30/01               $ 15.06                 $ 44.56
                    05/1/01   -   07/31/01               $ 16.28                 $ 34.81
                    08/1/01   -   10/31/01               $  7.52                 $ 20.86
                    11/1/01   -   01/31/02               $  8.44                 $ 11.80


           There were 35 holders of record of the Company's common stock on April 25, 2003. Such record holders include a number who are nominees for an undetermined number of beneficial owners. The Company believes that the number of beneficial owners of the shares of common stock outstanding at such date was approximately 3,200.

           The Company does not expect to pay any cash dividends on its equity securities in the near future, but rather intends to retain its earnings to finance the development and growth of its business. Any future determination as to the declaration and payment of dividends will be made by the Board of Directors in its discretion, and will depend upon the Company's earnings, financial condition, capital requirements and other relevant factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 6.    SELECTED FINANCIAL DATA.

           The following tables present selected consolidated financial data for the Company for each of the years in the five years ended January 31, 2003. Such information has been derived from the Company's audited consolidated financial statements and should be read in conjunction with the Company's consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this report.


                                                                                 YEAR ENDED JANUARY 31,
                                                       ----------------------------------------------------------------------------
                                                           1999           2000             2001            2002             2003
                                                           ----           ----             ----            ----             ----
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Sales                                                   $ 18,629       $ 25,831         $ 47,441       $ 58,156          $ 29,231
Cost of sales                                              6,131          8,883           15,489         19,536            11,233
                                                       ---------      ---------        ---------      ---------        ----------
Gross profit                                              12,498         16,948           31,952         38,620            17,998
Research and development                                   4,706          6,015           10,325         14,236            10,098
Selling, general and administrative                        4,948          8,124           13,271         15,861            13,972
Workforce reduction and restructuring charge                 -              -                -              -               2,290
                                                       ---------      ---------        ---------      ---------        ----------

Income (loss) from operations                              2,844          2,809            8,356          8,523            (8,362)
Interest income (expense), net                              (350)          (271)           6,282          8,761             5,536
                                                       ---------      ---------        ---------      ---------        ----------
Income (loss) before income taxes provision (benefit)      2,494          2,538           14,638         17,284            (2,826)
Income tax provision (benefit)                               927            964            5,561          6,447            (1,091)
                                                       ---------      ---------        ---------      ---------        ----------

Net income (loss)                                        $ 1,567        $ 1,574          $ 9,077       $ 10,837          $ (1,735)
                                                       =========      =========        =========      =========        ==========


Earnings (loss) per share--diluted                        $ 0.05         $ 0.05           $ 0.22         $ 0.25           $ (0.04)


Weighted average number of common and common
equivalent shares outstanding - diluted                   33,087         33,759           40,715         43,246            41,399


                                                                                       JANUARY 31,
                                                       ----------------------------------------------------------------------------
                                                          1999             2000           2001            2002              2003
                                                          ----             ----           ----            ----              ----
                                                                                     (IN THOUSANDS)

BALANCE SHEET DATA:
Working capital (deficit)                               $ (2,236)         $  742       $ 195,369        $ 212,946         $ 215,945
Total assets                                                8,883         17,364         232,187          240,675           237,102
Long-term debt                                                  -          3,800               -                -                 -
Shareholders' equity (deficit)                              (454)          1,120         207,049          224,024           223,152


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


INTRODUCTION

           Ulticom designs, develops, markets, licenses and supports service enabling signaling software for wireline, wireless and Internet communications. These products are sold through a direct sales force to network equipment manufacturers, application developers and service providers who include the Company's products within their products. Signalware sales consist of software licenses, interface boards, training and support revenues. In certain limited circumstances, the Company sells Signalware development services under fixed-fee arrangements with its customers. New customers begin development of applications and services by purchasing the appropriate Signalware development kit, which includes a development license, an interface board, and a one-year maintenance plan. At deployment, the customer generally purchases one or more deployment licenses, additional interface boards and a deployment maintenance and support plan.


CRITICAL ACCOUNTING POLICIES

         Critical accounting policies are those that are both most important to the portrayal of a company's financial position and results of operations, and require management's most difficult, subjective or complex judgments. Although not all of the Company's critical accounting policies require management to make difficult, subjective or complex judgments or estimates, the following policies and estimates are those that the Company deems most critical.

           In accordance with Statement of Position 97-2, "Software Revenue Recognition," and related Interpretations, product revenues are generally recognized in the period in which the products are delivered and accepted by the customer, the fee is fixed and determinable, and collection is considered probable. When the Company has significant obligations subsequent to shipment, revenues are not recognized until the obligations are fulfilled. Revenues from arrangements that include significant acceptance terms are not recognized until acceptance has occurred. The Company provides its customers with post-contract support services, which generally consist of bug-fixing and telephone access to the Company's technical personnel, but may also include the right to receive product updates, upgrades and enhancements. Revenue from these services is recognized ratably over the contract period. Post-contract support services included in the initial licensing fee are allocated from the total contract amount based on the relative fair value of vendor specific objective evidence ("VSOE"). For multi-element arrangements, VSOE of fair value is determined based on the price charged when the same element is sold separately or, for elements not yet being sold separately, the price established by management having the relevant authority. If VSOE of fair value does not exist for one or more delivered elements of a multi-element arrangement and VSOE of fair value exists for all undelivered elements, then revenue is recognized using the "residual method."

           Deferred revenue consists primarily of amounts billed to customers pursuant to terms specified in contracts but for which revenue has not been recognized.

         Cost of sales include material costs, salary and related benefits for the operations and service departments, depreciation and amortization of equipment used in the operations and service departments, amortization of capitalized software development costs and an overhead allocation. Research and development costs include salary and related benefits as well as travel, depreciation and amortization of research and development equipment, an overhead allocation, as well as other costs associated with research and development activities. Selling, general and administrative costs include salary and related benefits, travel, depreciation and amortization, marketing and promotional materials, recruiting expenses, professional fees, corporate services provided by CTI, facility costs, as well as other costs associated with sales, marketing, finance and administrative departments.


         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


RELATED PARTY TRANSACTIONS

           The Company sells products and provides services to other subsidiaries of CTI. Sales to related parties were approximately $7.6 million, $9.0 million and $3.4 million for the years ended January 31, 2001, 2002 and 2003, respectively.

           As of January 31, 2002 and 2003, amounts due from subsidiaries of CTI were approximately $1.8 million and $0.5 million, respectively.

           The Company has a corporate services agreement with CTI. Under this agreement, CTI provides the Company with the following services:

     o maintaining in effect general liability and other insurance policies providing coverage for the Company;

     o maintaining in effect a policy of directors' and officers' insurance covering the Company's directors and officers;

     o    administration of employee benefit plans;

     o    routine legal services; and

     o    consulting services with respect to the Company's public relations.

            The Company has agreed to pay to CTI a quarterly fee of $150,000, payable in arrears at the end of each fiscal quarter, in consideration for all services provided by CTI during such fiscal quarter. The Company was charged $600,000 in each of the years ended January 31, 2001, 2002 and 2003 for services provided by CTI. In addition, the Company has agreed to reimburse CTI for any out-of-pocket expenses incurred, if any, by CTI in providing the services. The term of the agreement extends to January 31, 2003 and is automatically extended for additional twelve-month periods unless terminated by either party. The agreement was automatically extended until January 31, 2004.

           In January 2000, the Company secured a bank loan in the amount of $3.8 million in order to repay debt owed to CTI. A portion of the proceeds from the Company's initial public offering was used to repay the bank loan in July 2000.

RESULTS OF OPERATIONS

INTRODUCTION

           As explained in greater detail in "Certain Trends and Uncertainties", the Company is operating within an industry experiencing a deep capital spending contraction and, consequently, has experienced year over year revenue declines resulting in an operating loss for the year ended January 31, 2003.

YEAR ENDED JANUARY 31, 2003 COMPARED TO YEAR ENDED JANUARY 31, 2002

           Sales. Sales for the fiscal year 2002 ended January 31, 2003, decreased by approximately $28.9 million to approximately $29.2 million, or approximately 50%, compared to the fiscal year 2001 ended January 31, 2002. The decrease is primarily attributable to a lower volume of sales and deployments of our Signalware products. Sales to international customers represented approximately 71% of sales in fiscal year 2002 and approximately 62% of sales in fiscal year 2001.

           Cost of Sales. Cost of sales decreased by approximately $8.3 million to approximately $11.2 million, or approximately 43%, in fiscal year 2002 compared to fiscal year 2001. The decrease is primarily attributable to lower expenses of approximately $4.8 million in personnel-related costs, $2.6 million in material and production costs, and $1.2 million in depreciation and amortization expense for fiscal year 2002 when compared to fiscal year 2001. Gross margins (expressed as a percentage of sales) decreased from approximately 66% in fiscal year 2001 to approximately 62% in fiscal year 2002.

           Research and Development Expenses. Research and development expenses decreased in fiscal year 2002 by approximately $4.1 million to approximately $10.1 million, or approximately 29% in fiscal year 2002 compared to fiscal year 2001. The decrease is primarily attributable to a decrease in personnel-related costs of approximately $3.9 million.

           Selling, General & Administrative Expenses. Selling, general and administrative expenses decreased by approximately $1.9 million to approximately $14.0 million, or approximately 12%, in fiscal year 2002 compared to fiscal year 2001, and as a percentage of sales increased to approximately 48% in fiscal year 2002 from approximately 27% in fiscal year 2001. The decrease is primarily attributable to decreases of approximately $0.9 million in depreciation and amortization expense, $0.9 million in bad debt reserve, $0.9 million in professional services, $0.7 million in general office expenses, and $0.3 million in travel and entertainment costs. In addition, expenses increased by approximately $1.7 million due to increased personnel-related and overhead costs, primarily in sales and marketing.

         Workforce Reduction and Restructuring Charge. During fiscal year 2002, the Company implemented a workforce reduction and restructuring plan. As a result, the Company recorded a charge of approximately $2.3 million to operations for severance and other related costs, the elimination of excess facilities and related leasehold improvements, and the write-off of certain property and equipment.

           Interest Income. Interest income decreased by approximately $3.2 million to approximately $5.5 million or approximately 37% in fiscal year 2002 as compared to fiscal year 2001. The decrease is primarily attributable to lower interest earned on the Company's cash investments, as a result of the decline in interest rates during fiscal year 2002.

           Income Tax Provision (Benefit). Benefit for income taxes was approximately $1.1 million, due to losses sustained on a pre-tax income basis. The Company's overall effective tax rate was approximately 39% for fiscal year 2002 and 37% for fiscal year 2001.

           Net Income (Loss). Net loss for fiscal year 2002 was approximately $1.7 million compared to net income of approximately $10.8 million in fiscal year 2001, while net income (loss) as a percentage of sales was approximately (6%) in fiscal year 2002 and approximately 19% in fiscal year 2001. The changes are primarily attributable to the factors described above.

YEAR ENDED JANUARY 31, 2002 COMPARED TO YEAR ENDED JANUARY 31, 2001

           Sales. Sales for the fiscal year 2001 ended January 31, 2002, increased by approximately $10.7 million to approximately $58.2 million, or approximately 23%, compared to the fiscal year 2000 ended January 31, 2001. The increase is attributable to a higher volume of sales and deployments of Signalware products worldwide, especially to customers who provide wireless communication services or who sell products enabling the convergence of voice and data networks. Sales to international customers represented approximately 62% of sales in both fiscal year 2001 and fiscal year 2000.

           Cost of Sales. Cost of sales increased by approximately $4.0 million to approximately $19.5 million, or approximately 26%, in fiscal year 2001 compared to fiscal year 2000. The increase is primarily attributable to an increase of approximately $4.8 million in personnel-related costs due to the hiring of additional personnel, and an increase in depreciation and amortization expense of approximately $0.8 million for fiscal year 2001 compared to fiscal year 2000. This was partially offset by a decrease in material and production costs of approximately $1.8 million due to volume discounts and cost containment measures. Gross margins (expressed as a percentage of sales) decreased from approximately 67% in fiscal year 2000 to approximately 66% in fiscal year 2001.

           Research and Development Expenses. Research and development expenses increased in fiscal year 2001 by approximately $3.9 million to approximately $14.2 million, or approximately 38%, in fiscal year 2001 compared to fiscal year 2000 due to the overall growth of research and development operations and the increase in new research and development projects. The increase is primarily attributable to an increase in personnel-related costs of approximately $4.7 million due to the hiring of additional personnel and increased compensation and benefits for existing personnel. This was partially offset by decreased material costs related to research and development activities of approximately $0.7 million.

           Selling, General & Administrative Expenses. Selling, general and administrative expenses increased by approximately $2.6 million to approximately $15.9 million, or approximately 20%, in fiscal year 2001 compared to fiscal year

2000, and as a percentage of sales decreased to approximately 27% in fiscal year 2001 from approximately 28% in fiscal year 2000. The increase in the dollar amount of these expenses is primarily attributable to an increase in personnel-related costs of approximately $1.8 million due to the hiring of additional personnel and increased compensation and benefits for existing personnel. In addition, administrative expenses increased by approximately $0.8 million due to the overall growth and expansion of operations.

           Interest Income. Interest income, net increased by approximately $2.5 million to approximately $8.8 million or approximately 39% in fiscal year 2001 as compared to fiscal year 2000. The principal reason for this increase was additional interest income earned from the investment of proceeds from the Company's public offerings in the fiscal year 2000 period, which was outstanding for a full year in fiscal year 2001 as compared to fiscal year 2000.

           Income Tax Provision. Provision for income taxes increased by approximately $0.9 million to approximately $6.4 million, or approximately 16%, due to the increased pre-tax income. The Company's overall effective tax rate was approximately 37% for fiscal year 2001 as compared to approximately 38% for fiscal year 2000.

           Net Income. Net income increased by approximately $1.8 million to approximately $10.8 million or approximately 19%, in fiscal year 2001 compared to fiscal year 2000, while net income as a percentage of sales was approximately 19% in both fiscal years 2000 and 2001. The changes resulted primarily from the factors described above.


LIQUIDITY AND CAPITAL RESOURCES

           The Company had working capital at January 31, 2003 and 2002 of approximately $215.9 million and $212.9 million, respectively. At January 31, 2003 and 2002, the Company had cash and cash equivalents and short-term investments of approximately $218.7 million and $217.1 million, respectively.

           Operations for fiscal year 2002, fiscal year 2001 and fiscal year 2000, after adjusting for non-cash items, provided cash of approximately $2.3 million, $14.6 million and $11.4 million, respectively. During such years, other changes in operating assets and liabilities provided (used) cash of approximately ($1.5) million, ($5.2) million and $9.6 million. This resulted in net cash provided by operating activities of approximately $0.8 million, $9.4 million, $21.0 million during the fiscal years 2002, 2001 and 2000, respectively.

           Investing activities for fiscal years 2002, 2001 and 2000 used cash of approximately $39.8 million, $55.1 million and $35.4 million, respectively. These amounts include (i) purchases of property and equipment of approximately $0.6 million, $3.8 million and $4.3 million, respectively; and (ii) net maturities and sales (purchases) of investments, of approximately ($39.2) million, ($51.3) million and ($31.1) million, respectively.

           Financing activities for fiscal years 2002, 2001 and 2000 provided cash of approximately $1.4 million, $2.7 million, and $191.4 million, respectively. These amounts include (i) approximately $195.2 million of net proceeds from the issuance of common stock in connection with the Company's public offerings in fiscal year 2000; (ii) proceeds from the issuance of common stock in connection with the exercise of stock options and employee stock purchase plan in the amount of approximately $1.4 million, $2.7 million and $0.5 million in fiscal years 2002, 2001 and 2000, respectively, (iii) repayments to related parties of approximately $0.6 million in fiscal year 2000, and (iv) the repayment of bank debt of approximately $3.8 million in fiscal year 2000.

           The Company leases office space under non-cancelable operating leases. As of January 31, 2003, the minimum annual rent obligations of the Company were approximately $1.0 million, $1.0 million, $0.9 million, $0.2 million and $0.1 million, respectively, for fiscal years 2003, 2004, 2005, 2006, and 2007 and thereafter, for a total obligation of $3.2 million.

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


CERTAIN TRENDS AND UNCERTAINTIES

           The Company derives substantially all of its revenue from the telecommunications industry, which continues to face an unprecedented recession. This has resulted in a significant reduction of capital expenditures made by equipment manufacturers, application developers and communication service providers. The Company's operating results and financial condition have been, and will continue to be, adversely affected by the severe decline in technology purchases and capital expenditures by these entities. Consequently, the Company's operating results have deteriorated significantly in recent periods and the Company's operating results may continue to deteriorate in future periods if such conditions remain in effect. For these reasons and the risk factors outlined below, it has been and continues to be very difficult for the Company to accurately forecast future revenues and operating results.

           The Company's business is dependent on the strength of the telecommunications industry. The telecommunications industry, including the Company, has been negatively affected by, among other factors, the high costs and large debt positions incurred by communication service providers to expand capacity and enable the provision of future services (and the corresponding risks associated with the development, marketing and adoption of these services as discussed below), including the cost of acquisitions of licenses to provide future broadband services and reductions in actual and projected revenues and deterioration in actual and projected operating results. Accordingly, these entities have significantly reduced their actual and planned expenditures to expand their networks and delayed and reduced the deployment of services. A number of communication service providers have indicated the existence of conditions of excess capacity in certain markets and have delayed the planned introduction of new services. The Company's sales to equipment manufacturers and application developers who supply the telecommunications industry are adversely affected by the slowdown of infrastructure purchases by communication service providers and by declines in technology expenditures. The continuation and/or exacerbation of these trends will have an adverse effect on the Company's future results. In addition to loss of revenue, weakness in the telecommunications industry has affected and will continue to affect the Company's business by increasing the risks of credit or business failures of suppliers, customers or distributors, by delays and defaults in customer or distributor payments, and by price reductions instituted by competitors to retain or acquire market share.

           The Company's current plan of operations is predicated in part on a recovery in capital expenditures by equipment manufacturers, application developers and communication service providers. In the absence of such recovery, the Company would experience further deterioration in its operating results, and may determine to modify its plan for future operations accordingly, which may include, among other things, additional reductions in its workforce.

           The Company intends to continue to make significant investment in its business, and to examine opportunities for growth through acquisitions of businesses, products or technologies and other strategic investments. These activities may involve significant expenditures and obligations that cannot readily be curtailed or reduced if anticipated growth in demand for the associated products does not materialize or is delayed. The impact of these decisions on future profitability cannot be predicted with assurance, and the Company's commitment to growth may increase its vulnerability to downturns in its markets, technology changes and shifts in competitive conditions. The Company also may not be able to identify suitable merger or acquisition candidates, and even if the Company does identify suitable candidates, it may not be able to make these transactions on commercially acceptable terms, or at all. If the Company does make acquisitions, it may not be able to successfully incorporate the personnel, operations and customers of these companies into the Company's business. In addition, the Company may fail to achieve the anticipated synergies from the combined businesses, including marketing, product integration, distribution, product development and other synergies. The integration process may further strain the Company's existing financial and managerial controls and reporting systems and procedures. This may result in the diversion of management and financial resources from the Company's core business objectives. In addition, an acquisition or merger may require the Company to utilize cash reserves, incur debt or issue equity securities, which may result in a dilution of existing shareholders, and the Company may be negatively impacted by the assumption of liabilities of the merged or acquired company. Due to rapidly changing market conditions, the Company may find the value of its acquired technologies and related intangible assets, such as goodwill as recorded in the Company's financial statements, to be impaired, resulting in charges to operations. The Company may also fail to retain the acquired or merged company's key employees and customers.

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

           The Company's products are dependent upon their ability to operate on new and existing hardware and operating systems of other companies. Any modifications to the Company's software needed to adapt to these hardware and operating systems may prove to be costly, time-consuming and may not be successful. Undetected defects could result in lost sales, adverse publicity and other claims against the Company. The Company's new product offerings may not properly integrate into existing platforms and the failure of new product offerings to be accepted by the market could have a material adverse effect on our business, results of operations, and financial condition.

           The Company's current products are designed to support SS7. If future networks do not utilize this signaling system and the Company is unable to adapt its products to work with other appropriate signaling protocols, its products will become less competitive or obsolete. A reduction in the demand for these products could adversely affect the Company's business and operating results.

           The Company has made and continues to make significant investments in the areas of sales and marketing, and research and development. The Company's research and development activities include ongoing significant investment in the development of additional features and functionality for its products, including products based on emerging open standards for Internet protocols that facilitate the convergence of voice and data networks. However, the Company also has ceased, curtailed or delayed certain longer-term initiatives pending a recovery in its business. The success of these initiatives will be dependent upon, among other things, the emergence of a market for these types of products and their acceptance by existing and new customers. Despite delays in the adoption of new features and functionality as a result of the telecommunications recession and the other factors described herein, the Company believes that expenditures on these initiatives are necessary to enhance its products in order to remain competitive, provide future growth opportunities and to maintain the Company's presence in the market. The Company's product initiatives reflect the Company's continuing analysis of the future demand for new products and services, and the Company from time to time is required to reprioritize or otherwise modify its product plans based on such analysis. The Company's business may be adversely affected by its failure to correctly anticipate the emergence of a market demand for certain products or services, or delays or changes in the evolution of market opportunities. If a sufficient market does not emerge for new or enhanced products developed by the Company, or the Company is not successful in marketing such products, the Company's continued growth could be adversely affected and its investment in those products may be lost.

           Historically, a limited number of customers have contributed a significant percentage of the Company's revenues. The Company anticipates that its operating results in any given period will continue to depend significantly upon revenues from a small number of customers. The loss of any of these customers could have a material adverse effect on the Company's business.

           Geopolitical, economic and military conditions could directly affect the Company's operations. The recent outbreak of Severe Acute Respiratory Syndrome ("SARS") has curtailed travel to and from certain countries (primarily in the Asia-Pacific region). Continued or additional restrictions on travel to and from these and other regions on account of SARS could have a material adverse effect on the Company's business, results of operations, and financial condition. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to the Company's business. To the extent that such disruptions result in delays or cancellations of customer orders, or the manufacture or shipment of the Company's products, business, operating results and financial condition could be materially and adversely affected.

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

           If others claim that the Company's products infringe their intellectual property rights, the Company may be forced to seek expensive licenses, reengineer its products, engage in expensive and time-consuming litigation or stop marketing its products. The Company attempts to avoid infringing known proprietary rights of third parties in its product development efforts. The Company does not regularly conduct comprehensive patent searches to determine whether the technology used in its products infringes patents held by third parties. There are many issued patents as well as patent applications in the fields in which the Company is engaged. Because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to the Company's software and products. If the Company were to discover that its products violated or potentially violated third-party proprietary rights, it might not be able to obtain licenses to continue offering those products without substantial reengineering. Any reengineering effort may not be successful, nor can the Company be certain that any licenses would be available on commercially reasonable terms.

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

           CTI beneficially owns a majority of the Company's outstanding shares of common stock. Consequently, CTI effectively controls the outcome of all matters submitted for stockholder action, including the composition of the Company's board of directors and the approval of significant corporate transactions. Through its representation on the Company's board of directors, CTI has a controlling influence on the Company's management, direction and policies, including the ability to appoint and remove officers. As a result, CTI may cause the Company to take actions that may not be aligned with the Company's interests or those of its other stockholders. For example, CTI may prevent or delay any transaction involving a change in control of the Company or in which the Company's stockholders might receive a premium over the prevailing market price for their shares.

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

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

           In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets.

Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The Company was required to apply the provisions of SFAS No. 142 at the beginning of the Company's fiscal year. The adoption of SFAS No. 142 did not have a material effect on the Company's consolidated financial statements.

           In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, development and/or normal operation of a long-lived asset. This Statement is effective for fiscal years beginning after June 15, 2002; however, early adoption is encouraged. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's consolidated financial statements.

           In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and certain provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 was effective at the beginning of the Company's fiscal year. The adoption of SFAS No. 144 did not have a material effect on the Company's consolidated financial statements.

           In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002. The remainder of the statement is generally effective for transactions occurring after May 15, 2002 with earlier application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's consolidated financial statements.

           In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS No. 146"). This statement addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities. This statement includes the restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Costs Incurred in a Restructuring)," costs related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF Issue No. 94-3. Under SFAS No. 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company's consolidated financial statements.

           In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and does not permit the use of the original SFAS No. 123 prospective method of transition in fiscal years beginning after December 15, 2003. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results, regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. SFAS No. 148 improves the prominence and clarity of the pro forma disclosures required by SFAS No. 123 by prescribing a specific tabular format and by requiring disclosure in the "Summary of Significant Accounting Policies" or its equivalent and improves the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods. The Company will continue to account for stock-based compensation to employees under APB Opinion No. 25 and related Interpretations. The Company adopted the disclosure requirements of the standard for its January 31, 2003 reporting period. The adoption of the remaining provisions of SFAS No. 148 is not expected to have a material effect on the Company's consolidated financial statements.

           In November 2002, the FASB issued interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others." The interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has made no material guarantees subject to the liability recognition and disclosure provisions of the interpretation.

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

           Forward-looking statements made by the Company are intended to apply only at the time they are made, unless explicitly stated to the contrary. Moreover, whether or not stated in connection with a forward-looking statement, the Company undertakes no obligation to correct or update a forward-looking statement should the Company later become aware that it is not likely to be achieved. If the Company were in any particular instance to update or correct a forward-looking statement, investors and others should not conclude that the Company would make additional updates or corrections thereafter with respect to that or any other forward-looking statement.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           The Company is exposed to market risk from changes in interest rates. Various financial instruments held by the Company are sensitive to changes in interest rates. Interest rate changes would result in gains or losses in the market value of the Company's investments in debt securities due to differences between the market interest rates and rates at the date of purchase of these financial instruments. Given the Company's recent operating losses, a 100 basis point increase or decrease from current interest rates could have a material effect on the Company's financial position, results of operations or cash flows.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           The financial information required by Item 8 is in the "Financial Statements" included in Item 14 of this report on Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           Not applicable.

                                    PART III

The information required by Part III (Items 10, 11, 12 and 13) is omitted pursuant to instruction G (3).

ITEM 14.   CONTROLS AND PROCEDURES

           (a) The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, including the principal executive officer and the principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

           Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and the Company's principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

           (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                                             Page(s)
           (a)        Documents filed as part of this report.

                      (1)        Financial Statements.

                                 Index to Consolidated Financial Statements                    F-1

                                 Independent Auditors' Report                                  F-2

                                 Consolidated Balance Sheets as of January 31, 2002
                                   and 2003                                                    F-3

                                 Consolidated Statements of Operations for the years
                                   ended January 31, 2001, 2002 and 2003                       F-4

                                 Consolidated Statements of Shareholders' Equity for
                                   the years ended January 31, 2001, 2002 and 2003             F-5

                                 Consolidated Statements of Cash Flows for the
                                   years ended January 31, 2001, 2002 and 2003                 F-6

                                 Notes to Consolidated Financial Statements                    F-7


                      (2)        Financial Statement Schedules.

                                        None

                      (3)        Exhibits.

                                 The Index of Exhibits commences on the
                                 following page.

           (b)        Reports on Form 8-K

                      During the fourth quarter of 2002, the Company filed one report on Form 8-K:

                      Report on Form 8-K dated December 13, 2002.

                      Item 9. Regulation FD Disclosure:

                      Certifications of the Principal Executive Officer and the Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

23.1**     Consent of Deloitte and Touche LLP, Independent Auditors

24.1**     Powers of Attorney (see signature page to this report)



--------------------------------------

*          Incorporated by reference
**         Filed with this report on Form 10-K

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Ulticom, Inc.

                                By: /s/ Shawn K. Osborne
                                    ------------------------------------------
                                Name: Shawn K. Osborne
                                Date: April 28, 2003
                                Title: President and Chief Executive Officer



           KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Shawn Osborne and Mark Kissman and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitutes, may do or cause to be done by virtue hereof.

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the dates indicated:


       Signature                                     Title                                   Date
       ---------                                     -----                                   ----
/s/ Kobi Alexander                  Chairman of the Board of Directors                  April 30, 2003
----------------------------          and Director
Kobi Alexander


/s/ Shawn K. Osborne                President and Chief Executive Officer               April 28, 2003
----------------------------          and Director
Shawn K. Osborne                    (Principal Executive Officer)


/s/ Mark A. Kissman                 Chief Financial Officer                             April 28, 2003
----------------------------        (Principal Financial Officer)
Mark A. Kissman


/s/ David Kreinberg                 Director                                            April 28, 2003
----------------------------
David Kreinberg


/s/ William F. Sorin                Director                                            April 28, 2003
----------------------------
William F. Sorin


/s/ Paul D. Baker                   Director                                            April 30, 2003
----------------------------
Paul D. Baker



/s/ Yaacov Koren                    Director                                            April 30, 2003
----------------------------
Yaacov Koren


/s/ Ron Hiram                       Director                                            April 30, 2003
----------------------------
Ron Hiram


/s/ Rex A. Mc Williams              Director                                            April 29, 2003
----------------------------
Rex A. McWilliams


/s/ Zvi Bar-on                      Director                                            April 30, 2003
----------------------------
Zvi Bar-on


                                 CERTIFICATIONS
                                 --------------

I, Shawn K. Osborne, President and Chief Executive Officer of Ulticom, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Ulticom, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 30, 2003              /s/ Shawn K. Osborne
                                  ---------------------------------------------
                                  Name: Shawn K. Osborne
                                  Title: President and Chief Executive Officer

I, Mark A. Kissman, Chief Financial Officer of Ulticom, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Ulticom, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 30, 2003                            /s/ Mark A. Kissman
                                                -------------------------------
                                                Name: Mark A. Kissman
                                                Title: Chief Financial Officer

                          ULTICOM, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                           Page

Independent Auditors' Report...............................................F-2

Consolidated Balance Sheets as of January 31, 2002 and 2003................F-3

Consolidated Statements of Operations for the years ended
         January 31, 2001, 2002 and 2003...................................F-4

Consolidated Statements of Shareholders' Equity for the
         years ended January 31, 2001, 2002 and 2003.......................F-5

Consolidated Statements of Cash Flows for the years ended
         January 31, 2001, 2002 and 2003...................................F-6

Notes to Consolidated Financial Statements.................................F-7

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Ulticom, Inc.
Mt. Laurel, New Jersey


We have audited the accompanying consolidated balance sheets of Ulticom, Inc. and subsidiary (the "Company") as of January 31, 2002 and 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended January 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

Jericho, New York
March 11, 2003

                          ULTICOM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      JANUARY 31,         JANUARY 31,
                                                                                         2002                2003
                                                                                         ----                ----
                                                    ASSETS
 CURRENT ASSETS:
        Cash and cash equivalents                                                     $ 140,260           $ 102,672
        Short-term investments                                                           76,827             116,074
        Accounts receivable, net                                                          8,422               4,212
       Inventories, net                                                                     446                 695
       Prepaid expenses and other current assets                                          2,546               3,194
       Deferred tax asset                                                                 1,096               1,201
                                                                                     ----------          ----------
             Total current assets                                                       229,597             228,048

       Property and equipment, net                                                        5,270               3,333
       Investments                                                                        5,550               5,550
       Deferred tax asset                                                                    55                   -
       Other assets                                                                         203                 171
                                                                                     ----------          ----------
             Total assets                                                             $ 240,675           $ 237,102
                                                                                     ==========          ==========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
       Accounts payable and accrued expenses                                           $ 12,972             $ 8,510
       Deferred revenue                                                                   3,679               3,593
                                                                                     ----------          ----------
             Total current liabilities                                                   16,651              12,103

 LONG-TERM LIABILITIES:
       Deferred tax liability                                                                 -               1,597
       Other liabilities                                                                      -                 250
                                                                                     ----------          ----------
             Total liabilities                                                           16,651              13,950
                                                                                     ----------          ----------


 COMMITMENTS AND CONTINGENCIES  (Note 13)

 SHAREHOLDERS' EQUITY:
       Undesignated stock, no par value, 10,000,000 shares authorized,
          no shares issued and outstanding                                                    -                   -
       Common stock, no par value, 200,000,000 shares authorized,
          41,121,505 and 41,530,874 shares issued and outstanding                             -                   -
       Additional paid-in capital                                                       202,557             204,388
         Accumulated other comprehensive income (loss)                                      443                (525)
       Retained earnings                                                                 21,024              19,289
                                                                                     ----------          ----------
             Total shareholders' equity                                                 224,024             223,152
                                                                                     ----------          ----------
             Total liabilities and shareholders' equity                               $ 240,675           $ 237,102
                                                                                     ==========          ==========


                 See notes to consolidated financial statements

                          ULTICOM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                    YEAR ENDED JANUARY 31,
                                                               -------------------------------------------------------------
                                                                  2001                        2002                   2003
                                                                  ----                        ----                   ----
 Sales                                                           $47,441                    $58,156                $29,231
 Cost of sales                                                    15,489                     19,536                 11,233
                                                                --------                   --------               --------
 Gross profit                                                     31,952                     38,620                 17,998

 Operating expenses:
 Research and development                                         10,325                     14,236                 10,098
 Selling, general and administrative                              13,271                     15,861                 13,972
 Workforce reduction and restructuring charge                          -                          -                  2,290
                                                                --------                   --------               --------
 Income (loss) from operations                                     8,356                      8,523                 (8,362)
 Interest income, net                                              6,282                      8,761                  5,536
                                                                --------                   --------               --------
 Income (loss) before income tax provision (benefit)              14,638                     17,284                 (2,826)
 Income tax provision (benefit)                                    5,561                      6,447                 (1,091)
                                                                --------                   --------               --------
 Net income (loss)                                               $ 9,077                    $10,837               $ (1,735)
                                                                ========                   ========               ========


 Earnings (loss) per share:
 Basic                                                           $  0.24                    $  0.26                $ (0.04)
                                                                ========                   ========               ========
 Diluted                                                         $  0.22                    $  0.25                $ (0.04)
                                                                ========                   ========               ========








                 See notes to consolidated financial statements

                          ULTICOM, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   YEARS ENDED JANUARY 31, 2001, 2002 AND 2003
                                 (IN THOUSANDS)

                                                                                                 Accumulated Other
                                                                                            Comprehensive Income (Loss)
                                                 Common Stock                               ---------------------------
                                             --------------------      Additional             Unrealized   Cumulative      Total
                                             Number of      Par         Paid-in     Retained     Gains    Translation  Shareholders'
                                               Shares      Value        Capital     Earnings    (Losses)  Adjustment      Equity
                                               ------      -----        -------     --------    --------  ----------      ------
BALANCE, FEBRUARY 1, 2000                      32,727       $  -       $      10    $  1,110     $   -       $   -      $    1,120

Net income & total comprehensive income                                                9,077                                 9,077
Exercise of stock options                          53          -             546                                               546
Proceeds from sale of stock                     7,731          -         195,231                                           195,231
Tax benefit of dispositions of stock options                               1,075                                             1,075
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 31, 2001                      40,511          -         196,862      10,187         -           -         207,049

Comprehensive income:
Net income                                                                            10,837
Unrealized gain on available-for-sale
     securities, net                                                                                287
Translation adjustment, net                                                                                     156
Total comprehensive income                                                                                                  11,280
Common stock issued for employee
     stock purchase plan                           60          -             769                                               769
Exercise of stock options                         551          -           1,927                                             1,927
Tax benefit of dispositions of stock options                               2,999                                             2,999
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 31, 2002                      41,122          -         202,557      21,024        287         156        224,024

Comprehensive loss:
Net loss                                                                              (1,735)
Unrealized loss on available-for-sale
     securities, net                                                                               (721)
Translation adjustment, net                                                                                    (247)
Total comprehensive loss                                                                                                    (2,703)
Common stock issued for employee
     stock purchase plan                          107          -             633                                               633
Exercise of stock options                         302          -             815                                               815
Tax benefit of dispositions of stock options                                 383                                               383
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 31, 2003                      41,531      $   -        $204,388     $19,289      $(434)      $ (91)      $223,152
                                              =======     ========     =========    ========     ======      ======      =========



                 See notes to consolidated financial statements

                          ULTICOM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           YEAR ENDED JANUARY 31,
                                                                                           ----------------------
                                                                                2001                2002                 2003
                                                                                ----                ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                          $    9,077           $  10,837            $  (1,735)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
   Depreciation and amortization                                                2,448               4,612                2,502
   Deferred income tax provision (benefits)                                      (119)               (864)               1,547

  Changes in assets and liabilities:
   Accounts receivable, net                                                    (4,597)                 61                4,210
   Inventories, net                                                               187               1,179                 (249)
   Prepaid expenses and other current assets                                      (27)             (1,826)                (265)
   Accounts payable and accrued expenses                                       10,873               1,948               (4,462)
   Deferred revenue                                                             3,210              (6,969)                 (86)
   Other                                                                          (35)                402                 (686)
                                                                           ----------           ---------            ---------
         Net cash provided by operating activities                             21,017               9,380                  776
                                                                           ----------           ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net                                    (4,296)             (3,819)                (565)
   Maturities and sales (purchases) of investments, net                       (31,077)            (51,300)             (39,247)
                                                                           ----------           ---------            ---------
         Net cash used in investing activities                                (35,373)            (55,119)             (39,812)
                                                                           ----------           ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock in connection with
            exercise of stock options and employee stock purchase plan            546               2,696                1,448
   Proceeds from sale of common stock in connection with public
             offerings                                                        195,231                   -                    -
   Note payable, bank                                                          (3,800)                  -                    -
   Repayments to related parties                                                 (617)                  -                    -
                                                                           ----------           ---------            ---------
          Net cash provided by financing activities                           191,360               2,696                1,448
                                                                           ----------           ---------            ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          177,004            ( 43,043)             (37,588)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                    6,299             183,303              140,260
                                                                           ----------           ---------            ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                                     $  183,303           $ 140,260            $ 102,672
                                                                           ==========           =========            =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest                                     $      114           $       -            $       -
                                                                           ==========           =========            =========
Cash paid during the year for income taxes                                 $    2,954           $   7,464            $     813
                                                                           ==========           =========            =========


                 See notes to consolidated financial statements

                          ULTICOM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED JANUARY 31, 2001, 2002 AND 2003


1.         BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           COMPANY BUSINESS AND BACKGROUND - Ulticom, Inc. (together with its subsidiary, the "Company"), a New Jersey corporation and a majority-owned subsidiary of Comverse Technology, Inc. ("CTI"), is engaged in the design, development, manufacture, marketing and support of software and hardware for use in the communications industry.

           RECAPITALIZATION - In March 2000, the Company amended its certificate of incorporation in connection with its initial public offering to increase its authorized capital stock to 210,000,000 shares with no par value, of which 200,000,000 have been designated as common stock and 10,000,000 shares have been authorized without designation and are available for issuance with such designations and relative rights, preferences and limitations as may be specified from time to time by the Board of Directors.

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

           PUBLIC OFFERINGS - On April 5, 2000, the Company issued 4,250,000 shares of common stock to the public at a price of $13.00 per share. The underwriters exercised their option to purchase 637,500 additional shares to cover over-allotments. The net proceeds of the offering were approximately $58,062,000. On October 17, 2000, the Company issued an additional 2,843,375 shares of common stock in an offering to the public at a price of $50.00 per share. The net proceeds of this offering were approximately $137,169,000.

           PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Ulticom, Inc. and its wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated.

           CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

           SHORT-TERM INVESTMENTS - The Company classifies all of its short-term investments as available-for-sale, accounted for at fair value, with resulting unrealized gains or losses reported as a separate component of shareholders' equity.

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

           CONCENTRATION OF CREDIT RISK - Financial instruments, which potentially expose the Company to a concentration of credit risk, consist primarily of cash investments and accounts receivable. The Company places its cash investments with high credit-quality financial institutions and currently invests primarily in money market funds placed with major banks and financial institutions, corporate commercial paper, corporate and municipal short-term notes, corporate medium-term notes, asset backed securities, and U.S. government and U.S. government corporation and agency obligations and/or mutual funds investing in the like. The Company believes no significant concentration of credit risk exists with respect to these cash investments. The Company sells its products to customers who are dispersed across many geographic regions and who are principally in the communications industry. The Company had three customers that represented approximately 58% of gross accounts receivable as of January 31, 2003. The Company had three customers that represented approximately 52% of gross accounts receivable as of January 31, 2002. As of January 31, 2002 and 2003, the Company's allowance for doubtful accounts was approximately $849,000 and $636,000, respectively. The carrying amount of these financial instruments is a reasonable estimate of their fair value.

           INVENTORIES - Inventories are stated at the lower of cost or market and consist entirely of finished goods, net of reserve for obsolescence. Cost is determined by the first in, first out (FIFO) method.

           PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost less accumulated depreciation and amortization. The Company depreciates its transportation equipment and furniture and equipment using straight-line depreciation over periods ranging from three to seven years. Leasehold improvements are amortized over the lesser of the term of the respective lease or the estimated useful lives of the improvements (7 years). The cost of maintenance and repairs are charged to operations as incurred. Significant renewals and betterments are capitalized.

           During the year ended January 31, 2002, the Company changed its accounting estimates relating to depreciation of certain equipment. The estimated service lives for these assets were reduced from 5 years to 3 years. As a result of this change, net income was reduced by approximately $0.8 million, or $0.02 per diluted share.

           INCOME TAXES - The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. For federal income tax purposes in the year ended January 31, 2001, the Company's results were included in the CTI consolidated tax return for the period that CTI retained beneficial ownership of at least 80% of the total voting power and value of the outstanding common stock of the Company. Income taxes were determined as if the Company was a separate taxpayer. Upon completion of the Company's public offering on October 17, 2000, CTI's ownership was reduced below 80% of the total voting power and value of the outstanding Company common stock. The Company files its tax returns on a stand-alone basis for the period from October 17, 2000 through January 31, 2001 and for fiscal years thereafter.

           REVENUE AND EXPENSE RECOGNITION - In accordance with Statement of Position 97-2, "Software Revenue Recognition," and related Interpretations, product revenues are generally recognized in the period in which the products are delivered and accepted by the customer, the fee is fixed and determinable, and collection is considered probable. When the Company has significant obligations subsequent to shipment, revenues are not recognized until the obligations are fulfilled. Revenues from arrangements that include significant acceptance terms are not recognized until acceptance has occurred. The Company provides its customers with post-contract support services, which generally consist of bug-fixing and telephone access to the Company's technical personnel, but may also include the right to receive product updates, upgrades and enhancements. Revenue from these services is recognized ratably over the contract period. Post-contract support services included in the initial licensing fee are allocated from the total contract amount based on the relative fair value of vendor specific objective evidence ("VSOE"). For multi-element arrangements, VSOE of fair value is determined based on the price charged when the same element is sold separately or, for elements not yet being sold separately, the price established by management having the relevant authority. If VSOE of fair value does not exist for one or more delivered elements of a multi-element arrangement and VSOE of fair value exists for all undelivered elements, then revenue is recognized using the "residual method."

           Deferred revenue consists primarily of amounts billed to customers pursuant to terms specified in contracts but for which revenue has not been recognized.

           Included in sales are license revenues amounting to approximately $11,642,000, $16,287,000 and $6,873,000 for the years ended January 31, 2001,
2002 and 2003, respectively. The related costs of revenues associated with these license revenues were not material in each of the periods presented.

           Expenses incurred in connection with research and development activities, other than certain software development costs that are capitalized, and selling, general and administrative expenses are charged to operations as incurred.

           SOFTWARE DEVELOPMENT COSTS - Software development costs are capitalized upon the establishment of technological feasibility and are amortized over the estimated useful life of the software, which has been four years or less. Amortization begins in the period when the product is available for general release to customers. Amortization expenses amounted to approximately $323,000, $335,000 and $0 for the years ended January 31, 2001, 2002 and 2003, respectively.

           FUNCTIONAL CURRENCY AND FOREIGN CURRENCY TRANSACTION GAINS AND LOSSES- The Company's sales and materials purchased for manufacturing are denominated in or linked to the dollar. Certain operating costs, principally salaries, of foreign operations are denominated in local currencies and any transaction gains or losses are recorded in the Company's consolidated statements of operations. The Company records any necessary foreign currency translation adjustment, reflected in shareholders' equity, at the end of each reporting period. As of January 31, 2002 and 2003, the Company had no outstanding foreign exchange contracts.

           LONG-LIVED ASSETS - The Company reviews for the impairment of long-lived assets whenever events change, or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows expected to result from the use of an asset and its proceeds from its eventual disposition are less than its carrying amount. Impairment is measured at fair value. In conjunction with its restructuring plan during the year ended January 31, 2003, the Company identified impairment losses that are included in "Workforce Reduction and Restructuring Charge" in the Company's consolidated statements of operations.

         STOCK-BASED EMPLOYEE COMPENSATION - The Company applies the intrinsic-value based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock-based employee compensation. Accordingly, stock-based employee compensation cost is recognized only when employee stock options are granted with exercise prices below the fair market value at the date of grant. Any resulting stock-based employee compensation cost is recognized ratably over the associated service period, which is generally the option vesting period. Accordingly, no stock-based employee compensation cost is reflected in the Company's consolidated statements of operations for any periods, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for all periods:

                                                                                    YEAR ENDED JANUARY 31,
                                                                                    ----------------------
                                                                   2001                      2002                        2003
                                                                   ----                      ----                        ----
                                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss), as reported                                   $ 9,077                   $ 10,837                   $ (1,735)

Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects                                        (2,107)                    (4,039)                    (3,319)
                                                                --------                   --------                   --------

Pro forma net income (loss)                                      $ 6,970                    $ 6,798                   $ (5,054)
                                                                ========                   ========                   ========

Earnings (loss) per share:
Basic - as reported                                               $ 0.24                     $ 0.26                    $ (0.04)
Basic - pro forma                                                 $ 0.19                     $ 0.17                    $ (0.12)

Diluted - as reported                                             $ 0.22                     $ 0.25                    $ (0.04)
Diluted - pro forma                                               $ 0.17                     $ 0.16                    $ (0.12)


           The fair value of these options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                             YEAR ENDED JANUARY 31,
                                                             ----------------------
                                                  2001               2002              2003
                                                  ----               ----              ----
       Risk-free interest rate                     5.6%              4.7%               4.0%
       Dividend yield                              -                  -                 -
       Volatility                                   90%               95%                59%
       Expected option life                     5 years           5 years            5 years


         The weighted-average fair value of options granted for the years ended January 31, 2001, 2002 and 2003 is estimated at $12.29, $12.09 and $3.64 per share, respectively.

           PERVASIVENESS OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            RECENT ACCOUNTING PRONOUNCEMENTS - In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and some intangible assets will no longer be amortized, but rather reviewed for impairment on a periodic basis. The Company was required to apply the provisions of SFAS No. 142 at the beginning of the Company's fiscal year. The adoption of SFAS No. 142 did not have a material effect on the Company's consolidated financial statements.

           In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, development and/or normal operation of a long-lived asset. This Statement is effective for fiscal years beginning after June 15, 2002; however, early adoption is encouraged. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's consolidated financial statements.

           In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and certain provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 was effective at the beginning of the Company's fiscal year. The adoption of SFAS No. 144 did not have a material effect on the Company's consolidated financial statements.

           In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002. The remainder of the statement is generally effective for transactions occurring after May 15, 2002 with earlier application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS No. 146"). This statement addresses the recognition, measurement and reporting of costs that are associated with exit and disposal activities. This statement includes the restructuring activities that are currently accounted for pursuant to the guidance set forth in Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Costs Incurred in a Restructuring)," costs related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF Issue No. 94-3. Under SFAS No. 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company's consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and does not permit the use of the original SFAS No. 123 prospective method of transition in fiscal years beginning after December 15, 2003. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results, regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. SFAS No. 148 improves the prominence and clarity of the pro forma disclosures required by SFAS No. 123 by prescribing a specific tabular format and by requiring disclosure in the "Summary of Significant Accounting Policies" or its equivalent and improves the timeliness of those disclosures by requiring their inclusion in financial reports for interim periods. The Company will continue to account for stock-based compensation to employees under APB Opinion No. 25 and related Interpretations. The Company adopted the disclosure requirements of the standard for its January 31, 2003 reporting period. The adoption of the remaining provisions of SFAS No. 148 is not expected to have a material effect on the Company's consolidated financial statements.

           In November 2002, the FASB issued interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others." The interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has made no material guarantees subject to the liability recognition and disclosure provisions of the interpretation.

           RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the manner of presentation in the current year.

2.         SHORT-TERM INVESTMENTS

           The Company classifies all of its short-term investments as available-for-sale securities. The following is a summary of available-for-sale securities as of January 31, 2003:

                                                                             GROSS                 GROSS                ESTIMATED
                                                 ESTIMATED                UNREALIZED             UNREALIZED               FAIR
                                                   COST                      GAINS                 LOSSES                VALUE
                                               ----------------------------------------------------------------------------------
                                                                                  (IN THOUSANDS)
         U.S. Government
             agency bonds                      $    60,138                $        7              $       -             $  60,145
                                               -----------                ----------              ---------             ---------
         Total debt securities                      60,138                         7                      -                60,145
                                               -----------                ----------              ---------             ---------

         Mutual funds (1)                           56,370                         -                    441                55,929
                                               -----------                ----------              ---------             ---------
          Total equity securities                   56,370                         -                    441                55,929
                                               -----------                ----------              ---------             ---------
                                               $   116,508                $        7              $     441             $ 116,074
                                               ===========                ==========              =========             =========


      (1) Investing in all or some of U.S. Government and U.S. Government corporation and agency obligations, corporate debt securities and commercial paper and asset-backed securities.

The following is a summary of available-for-sale securities as of January 31, 2002:

                                                                             GROSS                  GROSS               ESTIMATED
                                                 ESTIMATED                 UNREALIZED             UNREALIZED              FAIR
                                                    COST                     GAINS                 LOSSES                 VALUE
                                               ------------------------------------------------------------------------------------
                                                                                   (IN THOUSANDS)
         U.S. Government
             agency bonds                       $     72,640                $    287             $         -           $   72,927
         Municipal bonds                               3,900                       -                       -                3,900
                                                ------------                --------             -----------           ----------
         Total debt securities                  $     76,540                $    287             $         -           $   76,827
                                                ============                ========             ===========           ==========


           As of January 31, 2002 and 2003, all short-term investments have a contractual maturity of one year or less. The Company had gross realized gains (losses) of approximately $0, $0 and ($190,000) for the years ended January 31, 2001, 2002 and 2003, respectively.

3.        PROPERTY AND EQUIPMENT

          Property and equipment consists of the following:

                                                                                     JANUARY 31,
                                                                            2002                    2003
                                                                            ----                    ----
                                                                                  (IN THOUSANDS)
       Furniture and equipment                                           $ 11,462                $ 11,922
       Transportation equipment                                                17                      17
       Leasehold improvements                                                 515                     469
                                                                        ---------                --------
                                                                           11,994                  12,408
       Less: accumulated depreciation and amortization                      6,724                   9,075
                                                                        ---------                --------
                                                                          $ 5,270                 $ 3,333
                                                                        =========                ========


4. WORKFORCE REDUCTION AND RESTRUCTURING CHARGE - During the year ended January 31, 2003, the Company took steps to better align its cost structure with the current business environment. These steps included a workforce reduction and restructuring plan announced in April 2002. The plan included terminations of 47 employees in the United States and 18 employees in France, in the engineering and administrative departments of the Company. In connection with these actions, the Company has charged approximately $2,290,000 to operations in the year ended January 31, 2003. Such charges relate to the following:

                                          WORKFORCE
                                        REDUCTION AND
                                        RESTRUCTURING             CASH                 NON-CASH          ACCRUAL BALANCE AT
                                           CHARGE               PAYMENTS                CHARGE            JANUARY 31, 2003
                                           ------               --------                ------            ----------------
                                                             (IN THOUSANDS)
  Severance and related                  $ 1,593                 $ 1,559                 $    -                $   34
  Property and equipment                     130                      -                     130                     -
  Facilities and related                     567                     150                      -                   417
                                         -------                 -------                 ------                ------
  Outstanding at end of period           $ 2,290                 $ 1,709                 $  130                $  451
                                         =======                 =======                 ======                ======


           Severance and related costs consist primarily of severance payments to terminated employees, fringe related costs associated with severance payments, other termination costs and legal and consulting costs. The balance of the severance and related costs are expected to be paid by April 30, 2003.

            Property and equipment consists primarily of leasehold improvements and furnishings determined to be impaired at a facility to be vacated in the United States. The charge has been classified as a reduction of property and equipment for financial statement purposes.

           Facilities and related costs consist primarily of contractually obligated lease liabilities and operating expenses related to facilities to be vacated as a result of the restructuring plan. The balance of the facilities and related costs is expected to be paid at various dates through May 2005, of which approximately $250,000 is classified as a long-term liability as of January 31, 2003.

5.          ACCOUNTS PAYABLE AND ACCRUED EXPENSES

            Accounts payable and accrued expenses consist of the following:



                                                        JANUARY 31,
                                              2002                        2003
                                              ----                        ----
                                                       (IN THOUSANDS)

  Accounts payable                         $  1,901                    $   994
  Accrued compensation and benefits           4,437                      4,020
  Other accrued expenses                      6,634                      3,496
                                           --------                    -------
                                           $ 12,972                    $ 8,510
                                           ========                    =======



6.          RELATED PARTY TRANSACTIONS

           The Company sells products and provides services to other subsidiaries of CTI. Sales to related parties were approximately $7,600,000, $9,026,000 and $3,353,000 for the years ended January 31, 2001, 2002 and 2003, respectively.

           As of January 31, 2002 and 2003 amounts due from subsidiaries of CTI were approximately $1,768,000 and $519,000, respectively.

           The Company has a corporate services agreement with CTI. Under this agreement, CTI provides the Company with the following services:

           o maintaining in effect general liability and other insurance policies providing coverage for the Company;

           o maintaining in effect a policy of directors' and officers' insurance covering the Company's directors and officers;

           o          administration of employee benefit plans;

           o          routine legal services; and

           o consulting services with respect to the Company's public relations.


           The Company has agreed to pay to CTI a quarterly fee of $150,000, payable in arrears at the end of each fiscal quarter, in consideration for all services provided by CTI during such fiscal quarter. The Company was charged $600,000 in each of the years ended January 31, 2001, 2002 and 2003 for services provided by CTI. In addition, the Company has agreed to reimburse CTI for any out-of-pocket expenses, if any, incurred by CTI in providing the services. The term of the agreement extends to January 31, 2003 and is automatically extended for additional twelve-month periods unless terminated by either party. The agreement was automatically extended until January 31, 2004.


           In January 2000, the Company secured a bank loan in the amount of $3.8 million in order to repay debt owed to CTI. A portion of the proceeds from the Company's initial public offering was used to repay the bank loan in July 2000.

7.         STOCK OPTIONS

           EMPLOYEE STOCK OPTIONS - At January 31, 2003, 4,131,679 shares of common stock were reserved for issuance upon exercise of options then outstanding and 1,460,427 shares of common stock were available for future grant under the Company's stock option plan. Options under the plan may be granted to key employees, directors, and other persons rendering services to the Company. Options which are designated as "incentive stock options" under the option plan may be granted with an exercise price not less than the fair market value of the underlying shares at the date of grant and are subject to certain quantity and other limitations specified in Section 422 of the Internal Revenue Code. Options which are not intended to qualify as incentive stock options may be granted at any price and without restriction as to amount. The options and the underlying shares are subject to adjustment in accordance with the terms of the plan in the event of stock dividends, recapitalizations and similar transactions.

           The changes in the number of options were as follows:

                                                                     YEAR ENDED JANUARY 31,
                                                                     ----------------------
                                                     2001                     2002                     2003
                                                     ----                     ----                     ----
       Outstanding at beginning of period         3,272,700                 3,802,471                3,917,363
       Granted during the period                    843,723                   913,591                1,261,500
       Exercised during the period                  (53,090)                 (550,987)                (302,454)
       Canceled, terminated and expired            (260,862)                 (247,712)                (744,730)
                                                 ----------                ----------               ----------
       Outstanding at end of period               3,802,471                 3,917,363                4,131,679
                                                 ==========                ==========               ==========



           Substantially all of the options outstanding as of January 31, 2003 vest in four equal annual increments from the date of grant, or for the options issued before the Company completed the initial public offering of its common stock, in four equal annual increments on the anniversary of Company's initial public offering, up to a maximum of ten years for all options granted.

           Weighted average option exercise price information was as follows:


                                                                           YEAR ENDED JANUARY 31,
                                                                           ----------------------
                                                           2001                     2002                    2003
                                                           ----                     ----                    ----
       Outstanding at beginning of period                $  2.57                 $  5.49                  $  8.06
       Granted during the period                           16.84                   16.76                     6.53
       Exercised during the period                         10.28                    3.52                     2.68
       Canceled, terminated and expired                     4.62                   10.78                    10.81
       Outstanding at end of period                         5.49                    8.06                     7.49


             Significant option groups outstanding at January 31, 2003 and related weighted average price and life information were as follows:


                                                     WEIGHTED AVERAGE      WEIGHTED                               WEIGHTED
           RANGE OF                   NUMBER             REMAINING         AVERAGE            NUMBER              AVERAGE
        EXERCISE PRICE              OUTSTANDING      CONTRACTUAL LIFE   EXERCISE PRICE      EXERCISABLE        EXERCISE PRICE
        --------------              -----------      ----------------   --------------      -----------        --------------
     $ 1.99    -    $ 1.99           1,140,682             5.01             $ 1.99              405,971             $ 1.99
     $ 2.75    -    $ 3.97             616,360             6.08               3.21              200,750               3.18
     $ 6.49    -    $ 7.64           1,246,500             9.48               6.53                 -                     -
     $ 9.38    -    $19.56             996,887             8.00              15.20              314,166              14.57
     $22.56    -    $27.47             116,250             7.68              25.59               44,500              25.82
     $29.25    -    $29.25              15,000             8.10              29.25               15,000              29.25
                                     ---------          -------           --------           ----------             ------
                                     4,131,679             7.32             $ 7.49              980,387             $ 7.76
                                     =========          =======           ========           ==========             ======


8.        EMPLOYEE STOCK PURCHASE PLAN

         Upon completion of the Company's initial public offering, the Company adopted the 2000 Employee Stock Purchase Plan. Under the terms of this plan, all employees who have completed at least three months of employment are entitled, through payroll deductions of amounts up to 10% of their base salary, to purchase shares of the Company's common stock at 85% of the lesser of the market price at the offering commencement date or the offering termination date. The first plan offering period began in September 2000. The number of shares available under the plan is 600,000, of which approximately 167,000 had been issued as of January 31, 2003.


9.         EARNINGS (LOSS) PER SHARE ("EPS")

           Basic earnings (loss) per share is determined by using the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share further assumes the issuance of common shares for all dilutive potential shares outstanding. The calculation for earnings (loss) per share for the years ended January 31, 2001, 2002 and 2003 was as follows:

                                  JANUARY 31, 2001                     JANUARY 31, 2002                       JANUARY 31, 2003
                                  ----------------                     ----------------                       ----------------
                                                PER SHARE                            PER SHARE                             PER SHARE
                            INCOME     SHARES    AMOUNT        INCOME       SHARES    AMOUNT         LOSS       SHARES       AMOUNT
                            ------     ------    ------        ------       ------    ------         ----       ------       ------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
 BASIC EPS
 Net income (loss)         $ 9,077     37,602     $0.24       $ 10,837      40,929     $0.26       $ (1,735)     41,399     $(0.04)
                                                  =====                                =====                                =======
 Effect of dilutive
 securities - options            -      3,113                        -       2,317                        -          -
                           -------     ------                 --------      ------                 ---------     ------
 DILUTED EPS               $ 9,077     40,715     $0.22       $ 10,837      43,246     $0.25       $ (1,735)     41,399     $(0.04)
                           =======     ======     =====       ========      ======     =====       =========     ======     =======

           The diluted earnings (loss) per share computation for the year ended January 31, 2003 excludes incremental shares of approximately 1,158,000 related to employee stock options. These shares are excluded due to their anti-dilutive effect as a result of the Company's loss during the period.

10.        INTEREST INCOME, NET

           Interest income, net consists of the following:

                                                                          YEAR ENDED JANUARY 31,
                                                                          ----------------------
                                                           2001                    2002                    2003
                                                           ----                    ----                    ----
                                                                              (IN THOUSANDS)
       Interest and dividend income                        $ 6,396                 $ 8,761                 $ 5,536
       Interest expense                                       (114)                      -                       -
                                                           -------                 -------                 -------
                                                           $ 6,282                 $ 8,761                 $ 5,536
                                                           =======                 =======                 =======


11.        INCOME TAXES

            The provision (benefit) for income taxes consists of the following:

                                                                          YEAR ENDED JANUARY 31,
                                                                          ----------------------
                                                            2001                     2002                  2003
                                                            ----                     ----                  ----
       Current provision (benefit):                                            (IN THOUSANDS)

             Federal                                        $ 4,916                 $ 6,729               $ (2,370)
             Foreign                                              -                       7                    150
             State                                              764                     575                   (418)
                                                           --------               ---------              ---------
                   Total current                              5,680                   7,311                 (2,638)
                                                           --------               ---------              ---------
       Deferred provision (benefit):
             Federal                                            (37)                   (736)                 1,315
             State                                              (82)                   (128)                   232
                                                           --------               ---------              ---------
                   Total deferred                              (119)                   (864)                 1,547
                                                           --------               ---------              ---------
                                                            $ 5,561                 $ 6,447               $ (1,091)
                                                           ========               =========              =========

         The reconciliation of the U.S. Federal statutory tax rate to the Company's effective rate is as follows:

                                                                            YEAR ENDED JANUARY 31,
                                                                            ----------------------
                                                            2001                     2002                  2003
                                                            ----                     ----                  ----

       U.S. Federal statutory rate                            34%                      35%                   35%
       State taxes, net                                        3%                       3%                    3%
       Other                                                   1%                      (1%)                   1%
                                                            -----                    -----                 -----
       Company's effective tax rate                           38%                      37%                   39%
                                                            =====                    =====                 =====

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's deferred tax asset and liability at January 31, 2002 and 2003 are as follows:


                                                                          JANUARY 31,
                                                                          -----------
                                                                  2002                 2003
                                                                  ----                 ----
                                                                       (IN THOUSANDS)
       Deferred tax asset:
             Accrued liabilities and other                      $   835              $   956
             Allowance for doubtful accounts                        316                  245
                                                                -------              -------
                   Total deferred tax asset                     $ 1,151              $ 1,201
                                                                =======              =======
       Deferred tax liability:
             Depreciation and other                             $     -              $ 1,597
                                                                -------              -------
                   Total deferred tax liability                 $     -              $ 1,597
                                                                =======              =======

12.        BUSINESS SEGMENT INFORMATION

           The Company is engaged in one business segment: the design, development, manufacture, marketing and support of software and hardware for use in the communications industry.

           Sales by country, as a percentage of total sales, is as follows:

                                                   YEAR ENDED JANUARY 31,
                                                   ----------------------
                                       2001                 2002                 2003
                                       ----                 ----                 ----
       United States                    38%                  38%                  29%
       Germany                          10%                   9%                  21%
       Sweden                           15%                  12%                  16%
       Israel                           16%                  16%                  12%
       Other                            21%                  25%                  22%
                                      -----                -----                -----
             Total                     100%                 100%                 100%
                                      =====                =====                =====

           For the year ended January 31, 2001, three customers accounted for approximately 18%, 16% and 10%, of the Company's sales. For the year ended January 31, 2002, four customers accounted for approximately 18%, 16%, 11% and 11% of the Company's sales. For the year ended January 31, 2003, three customers accounted for approximately 23%, 19% and 11% of the Company's sales.

           The Company had long-lived assets of approximately $8,041,000 in the United States and $1,013,000 in France at January 31, 2003. The Company had long-lived assets of approximately $9,772,000 in the United States and $1,306,000 in France at January 31, 2002.

13.        COMMITMENTS AND CONTINGENCIES

           LEASES - The Company leases office space under non-cancelable operating leases. Rent expense for all leased premises approximated $847,000, $1,169,000 and $1,145,000 for the years ended January 31, 2001, 2002 and 2003, respectively.

         As of January 31, 2003, the minimum annual rent obligations of the Company were approximately as follows:


    YEAR ENDING JANUARY 31,                                          AMOUNT
    -----------------------                                     --------------
                                                                (IN THOUSANDS)

             2004                                                   $  968
             2005                                                      988
             2006                                                      907
             2007                                                      219
             2008 and thereafter                                        94
                                                                   -------
                                                                    $3,176
                                                                   =======

14.      QUARTERLY INFORMATION (UNAUDITED)

The following table shows selected results of operations of each of the fiscal quarters during the years ended January 31, 2002 and 2003:


                                                                 FISCAL QUARTER ENDED
                     --------------------------------------------------------------------------------------------------------
                      APR. 30,      JULY 31,      OCT. 31,     JAN. 31,     APR. 30,     JULY 31,      OCT. 31,     JAN. 31,
                        2001          2001          2001         2002         2002         2002          2002         2003
                        ----          ----          ----         ----         ----         ----          ----         ----
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales                 $ 17,033     $ 17,926      $ 13,013     $ 10,184      $7,097        $6,103        $7,764       $8,267
Gross profit            11,617       12,333         8,024        6,646       3,869         3,565         4,947        5,617
Net income (loss)        4,144        4,199         1,482        1,012      (1,079)       (2,094)          579          859

Diluted earnings
 (loss) per share       $ 0.10       $ 0.10        $ 0.03       $ 0.02     $(0.03)       $ (0.05)       $ 0.01       $ 0.02
                        ======       ======        ======       ======     =======       ========       ======       ======
