Form 10-Q
period 2003-04-30
ULTICOM INC
filed 2003-06-13
CIK 1103184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended April 30, 2003

                                       or

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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                                      [X] Yes    [ ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

               The number of shares of Common Stock, no par value,
                 outstanding as of June 6, 2003 was 41,685,300.


                            Page 1 of 25 Total Pages

                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.           Financial Statements.
                                                                               Page
                                                                               ----

    1.            Condensed Consolidated Balance Sheets as
                  of January 31, 2003 and April 30, 2003                         3

    2.            Condensed Consolidated Statements of Operations for the
                  Three-Months ended April 30, 2002 and 2003                     4

    3.            Condensed Consolidated Statements of Cash Flows for the
                  Three-Months ended April 30, 2002 and 2003                     5

    4.            Notes to Condensed Consolidated Financial Statements           6


ITEM 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                          10

ITEM 3.           Quantitative and Qualitative Disclosures about
                  Market Risk.                                                  19

ITEM 4.           Controls and Procedures.                                      19


                                     PART II
                                OTHER INFORMATION


ITEM 6.           Exhibits and Reports on Form 8-K.                             20

SIGNATURES                                                                      21

CERTIFICATIONS                                                                  22


                            Page 2 of 25 Total Pages

                                     PART I
                              Financial Information

ITEM 1.  Financial Statements.

                          ULTICOM, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             JANUARY 31,          APRIL 30,
                                                                                2003*               2003
                                                                                -----               ----
                                                                                                 (UNAUDITED)
                                     ASSETS
 CURRENT ASSETS:
       Cash and cash equivalents                                              $ 102,672           $ 117,716
       Short-term investments                                                   116,074             101,277
       Accounts receivable, net                                                   4,212               4,940
       Inventories                                                                  695                 634
       Prepaid expenses and other current assets                                  4,395               4,537
                                                                             ----------          ----------
             Total current assets                                               228,048             229,104
       Property and equipment, net                                                3,333               2,946
       Investments                                                                5,550               5,550
       Other assets                                                                 171                 149
                                                                             ----------          ----------
             Total assets                                                     $ 237,102           $ 237,749
                                                                             ==========          ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
       Accounts payable and accrued expenses                                  $   8,510           $   8,333
       Deferred revenue                                                           3,593               3,250
                                                                             ----------          ----------
             Total current liabilities                                           12,103              11,583

        Other liabilities                                                         1,847               1,815
                                                                             ----------          ----------
             Total liabilities                                                   13,950              13,398
                                                                             ----------          ----------

 SHAREHOLDERS' EQUITY:
       Undesignated stock, no par value, 10,000,000 shares authorized,
          no shares issued and outstanding                                           --                 --
       Common stock, no par value, 200,000,000 shares authorized,
          41,530,874 and 41,623,721 shares issued and outstanding                    --                 --
       Additional paid-in capital                                               204,388             204,726
       Accumulated other comprehensive loss                                        (525)               (645)
       Retained earnings                                                         19,289              20,270
                                                                             ----------          ----------
             Total shareholders' equity                                         223,152             224,351
                                                                             ----------          ----------
             Total liabilities and shareholders' equity                       $ 237,102           $ 237,749
                                                                             ==========          ==========


   * The Condensed Consolidated Balance Sheet as of January 31, 2003 has been summarized from the Company's audited
                  Consolidated Balance Sheet as of that date.

   The accompanying notes are an integral part of these financial statements.


                               Page 3 of 25 Total Pages

                          ULTICOM, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             THREE MONTHS ENDED
                                                                     APRIL 30,                 APRIL 30,
                                                                       2002                      2003
                                                                       ----                       ----

Sales                                                                 $ 7,097                    $ 9,129
Cost of sales                                                           3,228                      2,767
                                                                    ---------                  ---------
Gross profit                                                            3,869                      6,362

Operating expenses:
Research and development                                                3,242                      2,262
Selling, general and administrative                                     3,530                      3,723
                                                                    ---------                  ---------
Income (loss) from operations                                          (2,903)                       377
Interest income                                                         1,190                      1,109
                                                                    ---------                  ---------
Income (loss) before income tax provision (benefit)                    (1,713)                     1,486
Income tax provision (benefit)                                           (634)                       505
                                                                    ---------                  ---------

Net income (loss)                                                    $ (1,079)                    $  981
                                                                    =========                  =========


Earnings (loss) per share:
Basic                                                                $  (0.03)                   $  0.02
                                                                    =========                  =========
Diluted                                                              $  (0.03)                   $  0.02
                                                                    =========                  =========



   The accompanying notes are an integral part of these financial statements.





                            Page 4 of 25 Total Pages

                          ULTICOM, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                               THREE MONTHS ENDED
                                                                                          APRIL 30,             APRIL 30,
                                                                                            2002                  2003
                                                                                            ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                         $ (1,079)                $ 981
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization                                                               733                   479
Changes in assets and liabilities:
   Accounts receivable, net                                                                  5,153                  (728)
   Inventories                                                                                (152)                   61
   Prepaid expenses and other current assets                                                (1,405)                 (142)
   Accounts payable and accrued expenses                                                    (2,790)                 (177)
   Deferred revenue                                                                           (288)                 (343)
   Other, net                                                                                 (165)                 (130)
                                                                                        ----------            ----------
         Net cash provided by operating activities                                               7                     1
                                                                                        ----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                        (140)                  (92)
   Maturities and sales (purchases) of investments, net                                    (20,273)               14,797
                                                                                        ----------            ----------
         Net cash provided by (used in) investing activities                               (20,413)               14,705
                                                                                        ----------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock in connection with
     exercise of stock options and employee stock purchase plan                                691                   338
                                                                                        ----------            ----------
           Net cash provided by financing activities                                           691                   338
                                                                                        ----------            ----------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (19,715)               15,044
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             140,260               102,672
                                                                                        ----------            ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $ 120,545             $ 117,716
                                                                                        ==========            ==========


   The accompanying notes are an integral part of these financial statements.


                            Page 5 of 25 Total Pages

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

           BASIS OF PRESENTATION - The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the year ended January 31, 2003. The condensed consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three-month period ended April 30, 2003 are not necessarily indicative of the results to be expected for the full year.

           STOCK-BASED COMPENSATION. The Company accounts for stock options under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, no stock-based employee compensation cost is reflected in net income for any periods, as all options granted have an exercise price at least equal to the market value of the underlying common stock on the date of grant.

           The Company estimated the fair value of employee stock options utilizing the Black-Scholes option valuation model, using appropriate assumptions, as required under accounting principles generally accepted in the United States of America. The Black-Scholes model was developed for use in estimating the fair value of traded options and does not consider the non-traded nature of employee stock options, vesting and trading restrictions, lack of transferability or the ability of employees to forfeit the options prior to expiry. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

            The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 to stock-based employee compensation for all periods:


                            Page 6 of 25 Total Pages

                                                                                        THREE MONTHS ENDED APRIL 30,
                                                                                     -----------------------------------
                                                                                           2002                2003
                                                                                           ----                ----
   Net income (loss), as reported                                                         $ (1,079)           $    981

   Deduct: Total stock-based employee compensation expense determined under fair
   value based method for all awards, net of related tax effects                              (838)             (1,050)
                                                                                     ---------------     ---------------

   Pro forma net income (loss)                                                            $ (1,917)           $    (69)
                                                                                     ===============     ===============

   Earnings (loss) per share:

   Basic - as reported                                                                     $ (0.03)              $ 0.02
   Basic - pro forma                                                                       $ (0.05)              $ 0.00

   Diluted - as reported                                                                   $ (0.03)              $ 0.02
   Diluted - pro forma                                                                     $ (0.05)              $ 0.00



           COMPREHENSIVE INCOME (LOSS) - For the three-month periods ended April 30, 2002 and 2003, total comprehensive income (loss) was approximately $(1.2) million and $0.9 million, respectively. The elements of comprehensive income
(loss) include net income (loss), unrealized gains/losses on available for sale securities, and foreign currency translation adjustments.

           EARNINGS (LOSS) PER SHARE - For the three-month periods ended April 30, 2002 and 2003, the computation of basic earnings (loss) per share is based on the weighted average number of outstanding common shares. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding (consisting entirely of stock options). The diluted loss per share computation for the three months ended April 30, 2002 excludes incremental shares of approximately 1,452,000 related to employee stock options. These shares are excluded due to their anti-dilutive effect as a result of the Company's loss during the period. The shares used in the computations are as follows:


                                             THREE MONTHS ENDED
                                                  APRIL 30,
                                               2002       2003
                                                (In thousands)

                     Basic                    41,204     41,581
                     Diluted                  41,204     42,594

           RELATED PARTY TRANSACTIONS - The Company sells products and provides services to other subsidiaries of CTI. For the three-month periods ended April 30, 2002 and 2003, sales to related parties were approximately $0.9 million and $1.0 million, respectively.


                            Page 7 of 25 Total Pages

           As of April 30, 2003, amounts due from subsidiaries of CTI was approximately $0.8 million.

           The Company has a corporate services agreement with CTI. Under this agreement, CTI provides the Company various administrative and consulting services. The Company has agreed to pay to CTI a quarterly fee of $150,000, payable in arrears at the end of each fiscal quarter, in consideration for all services provided by CTI during such fiscal quarter. The Company was charged $150,000 in each of the three-month periods ended April 30, 2002 and 2003. In addition, the Company has agreed to reimburse CTI for any out-of-pocket expenses, if any, incurred by CTI in providing the services. The term of the agreement extends to January 31, 2003 and is automatically extended for additional twelve-month periods unless terminated by either party. The agreement was automatically extended until January 31, 2004.

           WORKFORCE REDUCTION AND RESTRUCTURING ACCRUAL - During the year ended January 31, 2003, the Company took steps to better align its cost structure with the current business environment including workforce reduction and restructuring.

           As of April 30, 2003, the Company had an accrual of approximately $0.4 million related to workforce reduction and restructuring. A roll-forward of the workforce reduction and restructuring accrual from January 31, 2003 is as follows:

                                          ACCRUAL BALANCE AT                CASH             ACCRUAL BALANCE AT
                                           JANUARY 31, 2003               PAYMENTS             APRIL 30, 2003
                                           ----------------               --------             --------------
                                                                       (In thousands)
  Severance and related                           $   34                     $   8                    $  26
  Facilities and related                             417                        33                      384
                                               ---------                 ---------                ---------
  Outstanding at end of period                    $  451                     $  41                    $ 410
                                               =========                 =========                =========


           Severance and related costs consist primarily of severance payments to terminated employees, fringe related costs associated with severance payments, other termination costs and legal and consulting costs. The balance of the severance and related costs is expected to be paid by July 31, 2003.

            Facilities and related costs consist primarily of contractually obligated lease liabilities and operating expenses related to facilities to be vacated as a result of the restructuring, and approximately $0.2 million is classified in other liabilities as of April 30, 2003.

           Subsequent to April 30, 2003, the Company entered into an agreement with the landlord of the facility covered under the restructuring that terminates the current lease obligations in exchange for a lump sum payment by the Company and the execution of a lease for another smaller facility owned by the landlord. As such, the workforce reduction and restructuring accrual will be completed by July 31, 2003.


           EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS - In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 143 applies to


                            Page 8 of 25 Total Pages
legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, development and/or normal operation of a long-lived asset. The Company was required to apply the provisions of SFAS No. 143 at the beginning of the Company's fiscal year. The adoption of SFAS No. 143 did not have a material effect on the Company's condensed consolidated financial statements.

           In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item, and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company was required to apply the provisions of SFAS No. 145 at the beginning of the Company's fiscal year. The adoption of SFAS No. 145 did not have a material effect on the Company's condensed consolidated financial statements.

           In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material effect on the Company's condensed consolidated financial statements.

           In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 is not expected to have a material effect on the Company's condensed consolidated financial statements.





                            Page 9 of 25 Total Pages

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED APRIL 30, 2003
COMPARED TO THREE MONTH PERIOD ENDED APRIL 30, 2002

           Sales. Sales for the three-month period ended April 30, 2003 increased by approximately $2.0 million to approximately $9.1 million, or approximately 29%, compared to the three-month period ended April 30, 2002. The increase is primarily attributable to a higher volume of sales and deployments of our Signalware products. Sales to international customers represented approximately 75% of sales for the three-month period ended April 30, 2003 and approximately 73% of sales in the three-month period ended April 30, 2002.

           Cost of Sales. Cost of sales decreased by approximately $0.5 million to approximately $2.8 million, or approximately 14%, for the three-month period ended April 30, 2003 compared to the three-month period ended April 30, 2002. The decrease in cost of sales is primarily attributable to decreased personnel-related costs of approximately $0.4 million and depreciation and amortization costs of approximately $0.1 million when compared to the three-month period ended April 30, 2002. Gross margins (expressed as a percentage of sales) increased to approximately 70% for the three-month period ended April 30, 2003 from approximately 55% in the three-month period ended April 30, 2002.

           Research and Development. Research and development expenses decreased by approximately $1.0 million to approximately $2.3 million, or approximately 30%, for the three-month period ended April 30, 2003 compared to the three-month period ended April 30, 2002. The decrease is primarily attributable to lower personnel-related costs of approximately $0.7 million and depreciation costs of approximately $0.2 million for the three-month period ended April 30, 2003 when compared to the three-month period ended April 30, 2002.

           Selling, General and Administrative. Selling, general and administrative expenses increased by approximately $0.2 million to approximately $3.7 million, or approximately 5%, for the three-month period ended April 30, 2003 compared to the three-month period ended April 30, 2002. The increase is primarily attributable to higher personnel-related costs and professional services of approximately $0.1 million and $0.1 million, respectively, for the three-month period ended April 30, 2003 when compared to the three-month period ended April 30, 2002. As a percentage of sales for the three-month period ended April 30, 2003, selling, general and administrative expenses decreased to approximately 41% from approximately 50% in the three-month period ended April 30, 2002.

           Interest Income. Interest income decreased by approximately $0.1 million to approximately $1.1 million for the three-month period ended April 30, 2003 as compared to the three-month period ended April 30, 2002. The decrease is attributable to lower interest earned on the Company's cash investments, primarily as a result of the decline in interest rates when compared to the corresponding three-month period ended April 30, 2002.

           Income Tax Provision (Benefit). Provision for income taxes was approximately $0.5 million for the three-month period ended April 30, 2003. For the corresponding period in 2002, the Company had a benefit for income taxes of approximately $0.6 million, due to losses sustained on a pre-tax basis. The


                            Page 10 of 25 Total Pages

Company's overall effective tax rate was approximately 34.0% and 37.0% in the three-month periods ended April 30, 2003 and 2002, respectively.

           Net Income (Loss). Net income for the three-month period ended April 30, 2003 was approximately $1.0 million compared to a net loss of approximately $1.1 million in the three-month period ended April 30, 2002, and as a percentage of sales was approximately 11% and (15%) in the three month periods ended April 30, 2003 and 2002, respectively. The changes are primarily attributable to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

           The Company had working capital at April 30, 2003 and January 31, 2003 of approximately $217.5 million and $215.9 million, respectively. At April 30, 2003 and January 31, 2003, the Company had cash and cash equivalents and short-term investments of approximately $219.0 million and $218.7 million, respectively.

           Operations for the three-month periods ending April 30, 2003 and 2002, after adjustment for non-cash items, provided (used) cash of approximately $1.5 million and $(0.3) million, respectively. During such periods, other changes in operating assets and liabilities provided (used) cash of approximately $(1.5) million, and $0.3 million, respectively.

           Investing activities for the three-month periods ended April 30, 2003 and 2002 provided (used) cash of approximately $14.7 million, and $(20.4) million, respectively. These amounts include (i) purchases of property and equipment of approximately $0.1 million and $0.1 million, respectively; and (ii) net maturities and sales (purchases) of investments, of approximately $14.8 million, and $(20.3) million, respectively.

           Financing activities for the three-month periods ended April 30, 2003 and 2002 provided cash of approximately $0.3 million and $0.7 million, respectively, related to proceeds from the issuance of common stock in connection with the exercise of stock options and employee stock purchase plan.

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


                            Page 11 of 25 Total Pages

           CERTAIN TRENDS AND UNCERTAINTIES

           The Company derives substantially all of its revenue from the telecommunications industry, which continues to face an unprecedented recession. This has resulted in a significant reduction of capital expenditures made by equipment manufacturers, application developers and communication service providers. The Company's operating results and financial condition have been, and will continue to be, adversely affected by the severe decline in technology purchases and capital expenditures by these entities. Consequently, the Company's operating results have deteriorated significantly in recent periods compared to prior years and the Company's operating results may continue to deteriorate in future periods if such conditions remain in effect. For these reasons and the risk factors outlined below, it has been and continues to be very difficult for the Company to accurately forecast future revenues and operating results.

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

           The Company intends to continue to make significant investment in its business, and to examine opportunities for growth through acquisitions of businesses, products or technologies and other strategic investments. These activities may involve significant expenditures and obligations that cannot readily be curtailed or reduced if anticipated growth in demand for the associated products does not materialize or is delayed. The impact of these decisions on future profitability cannot be predicted with assurance, and the Company's commitment to growth may increase its vulnerability to downturns in its markets, technology changes and shifts in competitive conditions. The Company also may not be able to identify suitable merger or acquisition candidates, and even if the Company does identify suitable candidates, it may not be able to make these transactions on commercially acceptable terms, or at all. If the Company does make acquisitions, it may not be able to successfully incorporate the personnel, operations and customers of these companies into the Company's business. In addition, the Company may fail to achieve the anticipated


                            Page 12 of 25 Total Pages
synergies from the combined businesses, including marketing, product integration, distribution, product development and other synergies. The integration process may further strain the Company's existing financial and managerial controls and reporting systems and procedures. This may result in the diversion of management and financial resources from the Company's core business objectives. In addition, an acquisition or merger may require the Company to utilize cash reserves, incur debt or issue equity securities, which may result in a dilution of existing shareholders, and the Company may be negatively impacted by the assumption of liabilities of the merged or acquired company. Due to rapidly changing market conditions, the Company may find the value of its acquired technologies and related intangible assets, such as goodwill as recorded in the Company's financial statements, to be impaired, resulting in charges to operations. The Company may also fail to retain the acquired or merged company's key employees and customers.

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


                            Page 13 of 25 Total Pages

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


                            Page 14 of 25 Total Pages

           International sales are predominately denominated in U.S. dollars and the Company has not been exposed to material fluctuations in foreign currency exchange rates related to sales. However, the Company expects that in future periods, a greater portion of international sales may be denominated in currencies other than the U.S. dollar, which could expose it to losses and gains on foreign currency transactions. The Company does have certain expenses denominated in foreign currency. From time to time, the Company may choose to limit its exposure by utilizing hedging strategies. There can be no assurance that any such hedging strategies that it undertakes would be successful in avoiding exchange rate losses.

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

           While the Company generally requires employees, independent contractors and consultants to execute non-competition and confidentiality agreements, the Company's intellectual property or proprietary rights could be infringed or misappropriated, which could result in expensive and protracted


                            Page 15 of 25 Total Pages
litigation. The Company relies on a combination of patent, copyright, trade secret and trademark law to protect its technology. Despite the Company's efforts to protect its intellectual property and proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use its products or technology. Effectively policing the unauthorized use of the Company's products is time-consuming and costly, and there can be no assurance that the steps taken by the Company will prevent misappropriation of its technology, particularly in foreign countries where in many instances the local laws or legal systems do not offer the same level of protection as in the United States.

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

           CTI beneficially owns a majority of the Company's outstanding shares of common stock. Consequently, CTI effectively controls the outcome of all matters submitted for stockholder action, including the composition of the Company's board of directors and the approval of significant corporate transactions. Through its representation on the Company's board of directors, CTI has a controlling influence on the Company's management, direction and policies, including the ability to appoint and remove officers. As a result, CTI


                            Page 16 of 25 Total Pages
may cause the Company to take actions that may not be aligned with the Company's interests or those of its other stockholders. For example, CTI may prevent or delay any transaction involving a change in control of the Company or in which the Company's stockholders might receive a premium over the prevailing market price for their shares.

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

           Forward-looking statements made by the Company are intended to apply only at the time they are made, unless explicitly stated to the contrary. Moreover, whether or not stated in connection with a forward-looking statement, the Company undertakes no obligation to correct or update a forward-looking statement should the Company later become aware that it is not likely to be


                            Page 17 of 25 Total Pages
achieved. If the Company were in any particular instance to update or correct a forward-looking statement, investors and others should not conclude that the Company would make additional updates or corrections thereafter with respect to that or any other forward-looking statement.
































                            Page 18 of 25 Total Pages

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









                            Page 19 of 25 Total Pages

                                     PART II

                                Other Information


ITEM 6.    Exhibits and Reports on Form 8-K.

(a)        Exhibit Index.

           99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

           99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*These exhibits are being "furnished" with this periodic report and are not deemed "filed" with the Securities and Exchange Commission and are not incorporated by reference in any filing of Ulticom, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation by reference language in any such filings.

(b)        Reports on Form 8-K.

                     During the first quarter of 2003, the Company furnished to the Securities and Exchange Commission an Item 9 on Form 8-K on April 30, 2003 containing the certifications of the Chief Executive Officer and the Chief Financial Officer accompanying the Company's Form 10-K filed on April 30, 2003, as required pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.







                            Page 20 of 25 Total Pages

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ULTICOM, INC.

Dated: June 13, 2003                      /s/ Shawn K. Osborne
                                          --------------------------------------
                                          Shawn K. Osborne
                                          President and Chief Executive Officer


Dated: June 13, 2003                      /s/ Mark A. Kissman
                                          --------------------------------------
                                          Mark A. Kissman
                                          Vice President of Finance and
                                          Chief Financial Officer














                            Page 21 of 25 Total Pages

                                 CERTIFICATIONS

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



Date: June 13, 2003                          /s/ Shawn K. Osborne
                                             ----------------------------------
                                             Name: Shawn K. Osborne
                                             Title: Chief Executive Officer


                            Page 22 of 25 Total Pages

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


Date: June 13, 2003                          /s/ Mark A. Kissman
                                             ---------------------------------
                                             Name: Mark A. Kissman
                                             Title: Chief Financial Officer


                            Page 23 of 25 Total Pages