Form 10-Q
period 2003-07-31
ULTICOM INC
filed 2003-09-12
CIK 1103184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 2003

                                       or

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


                                             [X] Yes           [ ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

               The number of shares of Common Stock, no par value, outstanding as of September 5, 2003 was 42,017,840.






                            Page 1 of 22 Total Pages

                                TABLE OF CONTENTS
                                -----------------

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  Financial Statements.
                                                                                            Page
                                                                                            ----

    1.         Condensed Consolidated Balance Sheets as
               of January 31, 2003 and July 31, 2003                                         3

    2.         Condensed Consolidated Statements of Operations for the Three
               and Six-Month Periods ended July 31, 2002 and July 31, 2003                   4

    3.         Condensed Consolidated Statements of Cash Flows for the
               Six-Month Periods ended July 31, 2002 and July 31, 2003                       5

    4.         Notes to Condensed Consolidated Financial Statements                          6


ITEM 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.                               10

ITEM 3.        Quantitative and Qualitative Disclosures about
               Market Risk.                                                                 20

ITEM 4.        Controls and Procedures.                                                     20

                                  PART II
                             OTHER INFORMATION

ITEM 1.        Legal Proceedings.                                                           21

ITEM 4.        Submission of Matters to a Vote of Security Holders                          21

ITEM 6.        Exhibits and Reports on Form 8-K.                                            21

SIGNATURES                                                                                  22



                            Page 2 of 22 Total Pages

                                     PART I
                              Financial Information
ITEM 1.  Financial Statements.

                          ULTICOM, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                JANUARY 31,           JULY 31,
                                                                                   2003*               2003
                                                                                   -----               ----
                                                                                                    (UNAUDITED)
                                     ASSETS
 CURRENT ASSETS:
       Cash and cash equivalents                                                 $ 102,672            $ 92,882
       Short-term investments                                                      116,074             126,315
       Accounts receivable, net                                                      4,212               5,381
       Inventories                                                                     695                 557
       Prepaid expenses and other current assets                                     4,395               5,299
                                                                                 ----------          ----------
             Total current assets                                                  228,048             230,434
       Property and equipment, net                                                   3,333               2,852
       Investments                                                                   5,550               5,550
       Other assets                                                                    171                 147
                                                                                 ----------          ----------
             Total assets                                                        $ 237,102           $ 238,983
                                                                                 ==========          ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
       Accounts payable and accrued expenses                                       $ 8,510              $7,780
       Deferred revenue                                                              3,593               3,257
                                                                                 ----------          ----------
             Total current liabilities                                              12,103              11,037

       Other liabilities                                                             1,847               2,524
                                                                                 ----------          ----------
             Total liabilities                                                      13,950              13,561
                                                                                 ----------          ----------

 SHAREHOLDERS' EQUITY:
       Undesignated stock, no par value, 10,000,000 shares authorized,
          no shares issued and outstanding                                              --                 --
       Common stock, no par value, 200,000,000 shares authorized,
          41,530,874 and 41,951,953 shares issued and outstanding                       --                 --
       Additional paid-in capital                                                  204,388             205,742
       Accumulated other comprehensive loss                                           (525)             (1,863)
       Retained earnings                                                            19,289              21,543
                                                                                 ----------          ----------
             Total shareholders' equity                                            223,152             225,422
                                                                                 ----------          ----------
             Total liabilities and shareholders' equity                          $ 237,102           $ 238,983
                                                                                 ==========          ==========


* The Condensed Consolidated Balance Sheet as of January 31, 2003 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.

The accompanying notes are an integral part of these financial statements.



                            Page 3 of 22 Total Pages

                          ULTICOM, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 SIX MONTHS ENDED                   THREE MONTHS ENDED
                                                            JULY 31,          JULY 31,            JULY 31,        JULY 31,
                                                              2002              2003                2002            2003
                                                              ----              ----                ----            ----

Sales                                                   $   13,200        $   18,563           $   6,103         $  9,434
Cost of Sales                                                5,766             5,512               2,538            2,745
                                                        -----------       -----------          ----------        ---------
Gross profit                                                 7,434            13,051               3,565            6,689

Operating expenses:
    Research and development                                 5,792             4,608               2,550            2,346
    Selling, general and administrative                      6,979             7,444               3,449            3,721
    Workforce reduction and restructuring
          charges (credits)                                  2,290              (233)              2,290             (233)
                                                        -----------       -----------          ----------        ---------
Income (loss) from operations                               (7,627)            1,232              (4,724)             855
Interest and other income, net                               2,590             2,182               1,400            1,073
                                                        -----------       -----------          ----------        ---------


Income (loss) before income tax provision (benefit)         (5,037)            3,414              (3,324)           1,928
Income tax provision (benefit)                              (1,864)            1,160              (1,230)             655
                                                        -----------       -----------          ----------        ---------


Net income (loss)                                       $   (3,173)        $   2,254           $  (2,094)       $   1,273
                                                        ===========       ===========          ==========        =========

Earnings (loss) per share:
    Basic                                               $    (0.08)        $    0.05           $   (0.05)       $    0.03
                                                        ===========       ===========          ==========        =========
    Diluted                                             $    (0.08)        $    0.05           $   (0.05)       $    0.03
                                                        ===========       ===========          ==========        =========



The accompanying notes are an integral part of these financial statements.




                            Page 4 of 22 Total Pages

                          ULTICOM, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                               SIX MONTHS ENDED
                                                                                           JULY 31,       JULY 31,
                                                                                            2002           2003
                                                                                            ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                        $  (3,173)      $   2,254
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization                                                             1,605
                                                                                                               957
Changes in assets and liabilities:
   Accounts receivable, net                                                                  4,776          (1,169)
   Inventories                                                                                (242)            138
   Prepaid expenses and other current assets                                                (2,372)           (904)
   Accounts payable and accrued expenses                                                    (2,020)
                                                                                                              (730)
   Deferred revenue
                                                                                              (577)           (336)
   Other, net                                                                                 (214)           (637)
                                                                                         ----------      ----------
           Net cash used in operating activities                                            (2,217)           (427)
                                                                                         ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                        (415)           (476)
   Maturities and sales (purchases) of investments, net                                     11,592         (10,241)
                                                                                         ----------      ----------
         Net cash provided by (used in) investing activities                                11,177         (10,717)
                                                                                         ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock in connection with
     exercise of stock options and employee stock purchase plan                              1,074           1,354
                                                                                         ----------      ----------
           Net cash provided by financing activities                                         1,074           1,354
                                                                                         ----------      ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        10,034          (9,790)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             140,260         102,672
                                                                                         ----------      ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $ 150,294       $  92,882
                                                                                         ==========      ==========


The accompanying notes are an integral part of these financial statements.



                            Page 5 of 22 Total Pages

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

           BASIS OF PRESENTATION - The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the year ended January 31, 2003. The condensed consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three-month and six-month periods ended July 31, 2003 are not necessarily indicative of the results to be expected for the full year.

           RECLASSIFICATIONS - Certain prior period amounts have been reclassified to conform to the presentation in the current periods.

           STOCK-BASED COMPENSATION. The Company accounts for stock options under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, no stock-based employee compensation cost is reflected in net income (loss) for any periods, as all options granted have an exercise price at least equal to the market value of the underlying common stock on the date of grant.

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

            The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for all periods:


                            Page 6 of 22 Total Pages

                                                                              SIX MONTHS                       THREE MONTHS
                                                                             ENDED JULY 31,                    ENDED JULY 31,

                                                                        2002              2003            2002             2003
                                                                        ----              ----            ----             ----

       Net income (loss), as reported                                 $ (3,173)       $   2,254        $ (2,094)        $  1,273

       Deduct: Total stock-based employee compensation expense
       determined under fair value based method for all awards,
       net of related tax effects                                       (1,684)          (2,238)           (846)          (1,188)
                                                                      ---------        ---------       ---------        ---------

       Pro forma net income (loss)                                    $ (4,857)        $     16        $ (2,940)        $     85
                                                                      =========        =========       =========        =========

       Earnings (loss) per share:

       Basic - as reported                                            $  (0.08)        $   0.05        $  (0.05)        $   0.03
       Basic - pro forma                                              $  (0.12)        $   0.00        $  (0.07)        $   0.00

       Diluted - as reported                                          $  (0.08)        $   0.05        $  (0.05)        $   0.03
       Diluted - pro forma                                            $  (0.12)        $   0.00        $  (0.07)        $   0.00



           COMPREHENSIVE INCOME (LOSS) - For the six-month periods ended July 31, 2002 and 2003, total comprehensive income (loss) was approximately $(3.7) million and $0.9 million, respectively, and for the three-month periods ended July 31, 2002 and 2003 was approximately $(2.5) million and $0.1 million, respectively. The elements of comprehensive income (loss) include net income
(loss), unrealized gains/losses on available for sale securities, and foreign currency translation adjustments.

           EARNINGS (LOSS) PER SHARE - For the six-month and three-month periods ended July 31, 2002 and 2003, the computation of basic earnings (loss) per share is based on the weighted average number of outstanding common shares. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding (consisting entirely of stock options). The diluted loss per share computation for the six-month and three-month periods ended July 31, 2002 excludes incremental shares of approximately 1,441,000 and 1,176,000, respectively, related to employee stock options. These shares are excluded due to their anti-dilutive effect as a result of the Company's loss during the periods. The shares used in the computations are as follows:

                              SIX MONTHS ENDED              THREE MONTHS ENDED
                                 JULY 31,                       JULY 31,
                           2002        2003                 2002        2003
                                            (In thousands)

     Basic              41,303       41,673                41,398        41,764
     Diluted            41,303       42,984                41,398        43,258



                            Page 7 of 22 Total Pages

           RELATED PARTY TRANSACTIONS - The Company sells products and provides services to other subsidiaries of CTI. For the six-month periods ended July 31, 2002 and 2003, sales to related parties were approximately $1.7 million and $1.8 million, respectively, and for the three-month periods ended July 31, 2002 and 2003 was approximately $0.8 million for each period.

           As of July 31, 2003, amounts due from subsidiaries of CTI was approximately $0.3 million.

           The Company has a corporate services agreement with CTI. Under this agreement, CTI provides the Company various administrative and consulting services. The Company has agreed to pay to CTI a quarterly fee of $150,000, payable in arrears at the end of each fiscal quarter, in consideration for all services provided by CTI during such fiscal quarter. The Company was charged $300,000 and $150,0000, respectively, in each of the six-month and three-month periods ended July 31, 2002 and 2003. In addition, the Company has agreed to reimburse CTI for any out-of-pocket expenses, if any, incurred by CTI in providing the services. The term of the agreement extends to January 31, 2003 and is automatically extended for additional twelve-month period unless terminated by either party. The agreement was automatically extended until January 31, 2004.

           WORKFORCE REDUCTION AND RESTRUCTURING ACCRUAL - During the year ended January 31, 2003, the Company took steps to better align its cost structure with the current business environment including workforce reduction and restructuring.

           In June 2003, the Company entered into an agreement with the landlord of the facility covered under the restructuring that terminates the current lease obligations in exchange for a lump sum payment by the Company and the execution of a lease for another smaller facility owned by the landlord, resulting in the reversal of approximately $0.2 million of this previously taken charge. As such, the workforce reduction and restructuring accrual was utilized by July 31, 2003. A roll-forward of the workforce reduction and restructuring accrual from January 31, 2003 is as follows:

                                         ACCRUAL BALANCE AT          CASH                NON-CASH           ACCRUAL BALANCE AT
                                          JANUARY 31, 2003         PAYMENTS              CREDITS               JULY 31, 2003
                                          ----------------         --------              -------               -------------
                                                                   (In thousands)

  Severance and related                      $   34                 $  15                  $  (19)                 $   -
  Facilities and related                        417                   203                    (214)                     -
                                             -------                ------                 -------                 ------
  Outstanding at end of period               $  451                 $ 218                  $ (233)                 $   -



           Severance and related costs consisted primarily of severance payments to terminated employees, fringe related costs associated with severance payments, other termination costs and legal and consulting costs.

            Facilities and related costs consisted primarily of contractually obligated lease liabilities and operating expenses related to facilities to be vacated as a result of the restructuring.


                            Page 8 of 22 Total Pages

           EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS - In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, development and/or normal operation of a long-lived asset. This Statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the Company's condensed consolidated financial statements.

           In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishments of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The recession of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002. The remainder of the statement is generally effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a material effect on the Company's condensed consolidated financial statements.

           In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's condensed consolidated financial statements.

           In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's condensed consolidated financial statements.



                            Page 9 of 22 Total Pages

ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

SIX-MONTH AND THREE-MONTH PERIODS ENDED JULY 31, 2003
COMPARED WITH SIX-MONTH AND THREE-MONTH PERIODS ENDED JULY 31, 2002

           Sales. Sales for the six-month and three-month periods ended July 31, 2003 increased by approximately $5.4 million (41%) and $3.3 million (55%), to approximately $18.6 million and $9.4 million, respectively, compared with the six-month and three-month periods ended July 31, 2002. The increase is attributable primarily to a higher volume of sales and deployments of the Company's Signalware products. Sales to international customers represented approximately 71% and 67%, respectively, of the Company's sales for the six-month and three-month periods ended July 31, 2003, and approximately 73% of the Company's sales in the six-month and three-month periods ended July 31, 2002.

           Cost of Sales. Cost of sales decreased by approximately $0.3 million (4%) for the six-month period ended July 31, 2003, compared with the six-month period ended July 31, 2002, and increased by approximately $0.2 million (8%) for the three-month period ended July 31, 2003, compared with the three-month period ended July 31, 2002. For the six-month period ended July 31, 2003, the decrease is primarily attributable to a decrease in depreciation costs. The increase in cost of sales for the three-month period ended July 31, 2003 is primarily attributable to an increase in personnel-related costs. Gross margins (expressed as a percentage of sales) for the six-month and three-month periods ended July 31, 2003 increased to approximately 70% and 71%, respectively, from approximately 56% and 58%, respectively, for the six-month and three-month periods ended July 31, 2002.

           Research and Development. Research and development expenses decreased by approximately $1.2 million (20%) for the six-month period ended July 31, 2003, compared with the six-month period ended July 31, 2002, and decreased by $0.2 million (8%) for the three-month period ended July 31, 2003, compared with the three-month period ended July 31, 2002. For the six-month period ended July 31, 2003, the decrease is primarily attributable to lower personnel-related costs of approximately $0.8 million, depreciation costs of approximately $0.2 million and various other costs of approximately $0.2 million when compared with the six-month period ended July 31, 2002. For the three-month period ended July 31, 2003, the decrease is primarily attributable to lower depreciation costs of approximately $0.1 million and various other costs of approximately $0.1 million when compared with the three-month period ended July 31, 2002.

           Selling, General and Administrative. Selling, general and administrative expenses increased by approximately $0.5 million (7%) to approximately $7.4 million for the six-month period ended July 31, 2003, compared with the six-month period ended July 31, 2002, and increased by approximately $0.3 million (8%) to approximately $3.7 million for the three-month period ended July 31, 2003, compared with the three-month period ended July 31, 2002. For the six-month period ended July 31, 2003, the increase is primarily attributable to a $0.7 million increase in personnel-related costs partially offset by a net decrease in various other costs of approximately $0.2 million when compared with the six-month period ended July 31, 2002. For the three-month period ending July 31, 2003, the increase is primarily attributable to a $0.6 million increase in personnel-related costs partially offset by a net


                            Page 10 of 22 Total Pages
decrease in various other costs of approximately $0.3 million when compared with the three-month period ended July 31, 2002. As a percentage of sales for the six-month and three-month periods ended July 31, 2003, selling, general and administrative expenses decreased to approximately 40% and 39%, respectively, from approximately 53% and 57%, respectively, for the six-month and three-month periods ended July 31, 2002.

           Workforce Reduction and Restructuring Charges (Credits). During the three-month period ended July 31, 2002, the Company implemented a workforce reduction and restructuring plan. As a result, the Company recorded a charge of approximately $2.3 million to operations for severance, facilities, and other related costs. During the three-month period ended July 31, 2003, the company renegotiated the lease covered under the restructuring, resulting in the reversal of approximately $0.2 million of this previously taken charge. The effect, after tax, of these charges was to increase the net loss by $1.4 million in the six-month and three-month periods ended July 31, 2002 and to increase the net income by $0.2 million in the six-month and three-month periods ended July 31, 2003.

           Interest and Other Income, net. Interest and other income, net decreased by approximately $0.4 million and $0.3 million, respectively, to approximately $2.2 million and $1.1 million, respectively, for the six-month and three-month periods ended July 31, 2003 as compared with the six-month and three-month periods ended July 31, 2002. These decreases are primarily the result of lower interest income earned on the Company's cash investments, primarily as a result of the decline in interest rates when compared with the corresponding 2002 periods. For the six-month and three-month periods ended July 31, 2003, the Company realized a loss of approximately $0.3 million on the redemption of a short-term investment, offset by a $0.2 million unrealized gain on the Company's foreign currency cash investments.

           Income Tax Provision (Benefit). Provision for income taxes was approximately $1.2 million and $0.7 million, respectively, for the six-month and three-month periods ended July 31, 2003. For the corresponding periods in 2002, the Company had a benefit for income taxes of approximately $1.9 million and $1.2 million, respectively, due to losses sustained on a pre-tax basis. The overall effective tax rate was approximately 34% for the six-month and three-month periods ended July 31, 2003 and approximately (37)% for the six-month and three-month periods ended July 31, 2002.

           Net Income (Loss). Net income for the six-month and three-month periods ended July 31, 2003 was approximately $2.3 million and $1.3 million, respectively, compared with a net loss of approximately $3.2 million and $2.1 million, respectively, in the six-month and three-month periods ended July 31, 2002. As a percentage of sales for the six-month and three-month periods ended July 31, 2003, net income (loss) increased to approximately 12% and 13%, respectively, from approximately (24)% and (34)%, respectively, in the six-month and three-month periods ended July 31, 2002. The changes are primarily attributable to the factors described above.



                            Page 11 of 22 Total Pages

LIQUIDITY AND CAPITAL RESOURCES

           The Company had working capital at July 31, 2003 and January 31, 2003 of approximately $219.4 million and $215.9 million, respectively. At July 31, 2003 and January 31, 2003, the Company had cash and cash equivalents and short-term investments of approximately $219.2 million and $218.7 million, respectively.

           Operations for the six-month periods ended July 31, 2003 and 2002, after adjustment for non-cash items, provided (used) cash of approximately $3.2 million and $(1.6) million, respectively. During such periods, other changes in operating assets and liabilities used cash of approximately $3.6 million and $0.6 million, respectively. This resulted in net cash used in operating activities of approximately $0.4 million and $2.2 million, respectively.

           Investing activities for the six-month periods ended July 31, 2003 and 2002 provided (used) cash of approximately $(10.7) million and $11.2 million, respectively. These amounts include (i) purchases of property and equipment of approximately $(0.5) million and $(0.4) million, respectively; and
(ii) net maturities and sales (purchases) of investments, of approximately $(10.2) million, and $11.6 million, respectively.

           Financing activities for the six-month periods ended July 31, 2003 and 2002 provided cash of approximately $1.4 million and $1.1 million, respectively, related to proceeds from the issuance of common stock in connection with the exercise of stock options and the Company's employee stock purchase plan.

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



                            Page 12 of 22 Total Pages

CERTAIN TRENDS AND UNCERTAINTIES

           The Company derives substantially all of its revenue from the telecommunications industry, which is experiencing a difficult capital spending environment. The Company's operating results and financial condition have been, and will continue to be, adversely affected by the decline in technology purchases and capital expenditures by these entities worldwide. While revenues have increased in recent quarters, the Company's operating results have deteriorated significantly from historical highs and the Company's operating results may deteriorate in future periods if such conditions remain in effect. For these reasons and the risk factors outlined below, it has been and continues to be very difficult for the Company to accurately forecast future revenues and operating results.

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


                            Page 13 of 22 Total Pages

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

           The Company's products are dependent upon their ability to operate on new and existing hardware and operating systems of other companies. Any modifications to the Company's software needed to adapt to these hardware and operating systems may prove to be costly, time-consuming and may not be successful. Undetected defects could result in lost sales, adverse publicity and other claims against the Company. The Company's new product offerings may not properly integrate into existing platforms and the failure of new product offerings to be accepted by the market could have a material adverse effect on the Company's business, results of operations, and financial condition.


                            Page 14 of 22 Total Pages

           The Company's current products are designed to support signaling system #7 ("SS7"). If future networks do not utilize this signaling system and the Company is unable to adapt its products to work with other appropriate signaling protocols, its products will become less competitive or obsolete. A reduction in the demand for these products could adversely affect the Company's business and operating results.

           The Company has made and continues to make significant investments in the areas of sales and marketing, and research and development. The Company's research and development activities include ongoing significant investment in the development of additional features and functionality for its products, including products based on emerging open standards for Internet protocols that facilitate the convergence of voice and data networks. However, the Company also has ceased, curtailed or delayed certain longer-term initiatives pending a recovery in its business. The success of these initiatives will be dependent upon, among other things, the emergence of a market for these types of products and their acceptance by existing and new customers. Despite delays in the adoption of new features and functionality as a result of the difficult capital spending environment and the other factors described herein, the Company believes that expenditures on these initiatives are necessary to enhance its products in order to remain competitive, provide future growth opportunities and to maintain the Company's presence in the market. The Company's product initiatives reflect the Company's continuing analysis of the future demand for new products and services, and the Company from time to time is required to reprioritize or otherwise modify its product plans based on such analysis. The Company's business may be adversely affected by its failure to correctly anticipate the emergence of a market demand for certain products or services, or delays or changes in the evolution of market opportunities. If a sufficient market does not emerge for new or enhanced products developed by the Company, or the Company is not successful in marketing such products, the Company's continued growth could be adversely affected and its investment in those products may be lost.

           Historically, a limited number of customers have contributed a significant percentage of the Company's revenues. The Company anticipates that its operating results in any given period will continue to depend significantly upon revenues from a small number of customers. The loss of any of these customers could have a material adverse effect on the Company's business.

           Geopolitical, economic and military conditions could directly affect the Company's operations. The outbreak of severe acute respiratory syndrome ("SARS") earlier this year curtailed travel to and from certain countries (primarily in the Asia-Pacific region). Continued or additional restrictions on travel to and from these and other regions on account of additional incidents of SARS could have a material adverse effect on the Company's business, results of operations, and financial condition. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to the Company's business. To the extent that such disruptions result in delays or cancellations of customer orders, or the manufacture or shipment of the Company's products, business, operating results and financial condition could be materially and adversely affected.

           The Company currently derives a majority of its total sales from customers outside of the United States. International transactions involve particular risks, including political decisions affecting tariffs and trade conditions, rapid and unforeseen changes in economic conditions in individual countries, difficulty in enforcing intellectual property rights, turbulence in


                            Page 15 of 22 Total Pages
foreign currency and credit markets, and increased costs resulting from lack of proximity to the customer. Recent world events may have an adverse effect on the Company's international transactions, including political and economic instability in certain countries in which the Company currently transacts business and may transact business in the future.

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

           In order to increase the Company's revenues, the Company will need to attract additional customers on an ongoing basis. In addition, since the Company's products have long sales cycles that typically range from six to twelve months, the Company's ability to forecast the timing and amount for specific sales is limited. The loss or deferral of one or more significant sales could have a material adverse effect on the Company's operating results in any fiscal quarter, especially if there are significant sales and marketing expenses associated with the deferred or lost sales. The Company's software products are primarily sold to equipment manufacturers and application developers, who integrate its products with their products and sell them to communications service providers. The success of the Company's business and operating results is dependent upon its channel and marketing relationships with these manufacturers and developers and the successful development and deployment of their products. If the Company cannot successfully establish channel and marketing relationships with leading equipment manufacturers and application developers or maintain these relationships on favorable terms, or the Company's sales channels are affected by economic weakness, its business and operating results may suffer.

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


                            Page 16 of 22 Total Pages

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


                            Page 17 of 22 Total Pages

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


                            Page 18 of 22 Total Pages

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



                            Page 19 of 22 Total Pages

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk.

           Refer to Item 7A in the Company's Annual Report on Form 10-K for a discussion about the Company's exposure to market risks.


ITEM 4.    Controls and Procedures.

            As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



                            Page 20 of 22 Total Pages

                                     PART II

                                Other Information
                                -----------------

ITEM 1.     Legal Proceedings.

        None.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

               The Annual Meeting of Shareholders was held on Wednesday, June 18, 2003, in Mount Laurel, New Jersey. The ratification of Deloitte & Touche LLP as independent auditors of the Company for the year ending January 31, 2004 was submitted to a vote of the shareholders. A total of 40,890,831 votes were cast for approval, a total of 104,976 votes were cast against approval and a total of 2,003 were abstentions.




ITEM 6.      Exhibits and Reports on Form 8-K.
             --------------------------------

(a) Exhibit Index.
    -------------

             31.1 Certification executed by Shawn K. Osborne, President and Chief Executive Officer of the Company as required pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant Section 302 of the Sarbanes-Oxley Act of 2002*

             31.2 Certification executed by Mark A. Kissman, Vice President of Finance and Chief Financial Officer of the Company as required pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant Section 302 of the Sarbanes-Oxley Act of 2002*

             32 Certifications executed by Shawn K. Osborne, President and Chief Executive Officer of the Company and Mark A. Kissman, Vice President of Finance and Chief Financial Officer of the Company as required pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and
                    Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*These exhibits are being "furnished" with this periodic report and are not deemed "filed" with the Securities and Exchange Commission and are not incorporated by reference in any filing of Ulticom, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation by reference language in any such filings.


(b) Reports on Form 8-K.
    -------------------

               During the second quarter of 2003, the Company furnished a report on Form 8-K dated June 3, 2003, regarding the announcement of the Company's financial results for the fiscal quarter ended April 30, 2003.




                            Page 21 of 22 Total Pages

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ULTICOM, INC.


Dated:         September 12, 2003           /s/ Shawn K. Osborne
                                          --------------------------------------
                                          Shawn K. Osborne
                                          President and Chief Executive Officer


Dated:          September 12, 2003         /s/ Mark A. Kissman
                                          --------------------------------------
                                          Mark A. Kissman
                                          Vice President of Finance and Chief
                                          Financial Officer




                            Page 22 of 22 Total Pages