Form 10-Q
period 2003-10-31
ULTICOM INC
filed 2003-12-12
CIK 1103184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2003

                                       or

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


                                                [X] Yes           [ ] No



The number of shares outstanding of the registrant's common stock, no par value, as of December 5, 2003 was 42,076,036.



                            Page 1 of 22 Total Pages

                                TABLE OF CONTENTS
                                -----------------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements.
                                                                                               Page
                                                                                               ----

    1.            Condensed Consolidated Balance Sheets as
                  of January 31, 2003 and October 31, 2003                                      3

    2.            Condensed Consolidated Statements of Operations for the Three
                  and Nine-Month Periods ended
                  October 31, 2002 and October 31, 2003                                         4

    3.            Condensed Consolidated Statements of Cash Flows
                  for the Nine-Month Periods ended
                  October 31, 2002 and October 31, 2003                                         5

    4.            Notes to Condensed Consolidated Financial Statements                          6


ITEM 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.                               10

ITEM 3.           Quantitative and Qualitative Disclosures about
                  Market Risk.                                                                 20

ITEM 4.           Controls and Procedures.                                                     20

                                     PART II
                                OTHER INFORMATION



ITEM 6.           Exhibits and Reports on Form 8-K.                                            21

SIGNATURES                                                                                     22


                            Page 2 of 22 Total Pages

                                     PART I
                              Financial Information
ITEM 1.  Financial Statements.

                          ULTICOM, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 JANUARY 31,         OCTOBER 31,
                                                                                    2003*               2003
                                                                                    -----               ----
                                                                                                     (UNAUDITED)
                                     ASSETS
 CURRENT ASSETS:
       Cash and cash equivalents                                                  $ 102,672            $ 66,911
       Short-term investments                                                       116,074             155,257
       Accounts receivable, net                                                       4,212               4,576
       Inventories                                                                      695                 521
       Prepaid expenses and other current assets                                      4,395               4,100
                                                                                  ----------          ----------

             Total current assets                                                   228,048             231,365
       Property and equipment, net                                                    3,333               2,536
       Investments                                                                    5,550               5,550
       Other assets                                                                     171               1,925
                                                                                  ----------          ----------
             Total assets                                                         $ 237,102           $ 241,376
                                                                                  ==========          ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
       Accounts payable and accrued expenses                                        $ 8,510             $ 6,650
       Deferred revenue                                                               3,593               3,015
                                                                                  ----------          ----------
             Total current liabilities                                               12,103               9,665

        Other liabilities                                                             1,847               2,642
                                                                                  ----------          ----------
             Total liabilities                                                       13,950              12,307
                                                                                  ----------          ----------

 SHAREHOLDERS' EQUITY:
       Undesignated stock, no par value, 10,000,000 shares authorized,
          no shares issued and outstanding                                               --                 --
       Common stock, no par value, 200,000,000 shares authorized,
          41,530,874 and 42,064,658 shares issued and outstanding                        --                 --
       Additional paid-in capital                                                   204,388             207,404
       Accumulated other comprehensive loss                                            (525)               (982)
       Retained earnings                                                             19,289              22,647
                                                                                  ----------          ----------
             Total shareholders' equity                                             223,152             229,069
                                                                                  ----------          ----------
             Total liabilities and shareholders' equity                           $ 237,102           $ 241,376
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


                            Page 3 of 22 Total Pages

                          ULTICOM, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             NINE MONTHS ENDED              THREE MONTHS ENDED
                                                                       OCTOBER 31,      OCTOBER 31,      OCTOBER 31,    OCTOBER 31,
                                                                          2002            2003             2002            2003
                                                                          ----            ----             ----            ----
Sales                                                                  $  20,964       $  28,254       $   7,764        $  9,691
Cost of sales                                                              8,583           8,303           2,817           2,791
                                                                       ----------      ----------      ----------      ----------
Gross profit                                                              12,381          19,951           4,947           6,900

Operating expenses:
    Research and development                                               8,055           7,077           2,263           2,469
    Selling, general and administrative                                   10,200          11,214           3,221           3,770
    Workforce reduction and restructuring
          charges (credits)                                                2,290            (233)              -               -
                                                                       ----------      ----------      ----------      ----------
Income (loss) from operations                                             (8,164)          1,893            (537)            661
Interest and other income, net                                             4,018           2,739           1,428             557
                                                                       ----------      ----------      ----------      ----------


Income (loss) before income tax provision (benefit)                       (4,146)          4,632             891           1,218
Income tax provision (benefit)                                            (1,552)          1,274             312             114
                                                                       ----------      ----------      ----------      ----------


Net income (loss)                                                      $  (2,594)       $  3,358       $     579       $   1,104
                                                                       ==========      ==========      ==========      ==========


Earnings (loss) per share:
    Basic                                                              $   (0.06)       $   0.08       $    0.01       $    0.03
                                                                       ==========      ==========      ==========      ==========
    Diluted                                                            $   (0.06)       $   0.08       $    0.01       $    0.03
                                                                       ==========      ==========      ==========      ==========


   The accompanying notes are an integral part of these financial statements.


                            Page 4 of 22 Total Pages

                          ULTICOM, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                 NINE MONTHS ENDED
                                                                                            OCTOBER 31,       OCTOBER 31,
                                                                                              2002               2003
                                                                                              ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                          $ (2,594)          $  3,358
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
   Depreciation and amortization                                                              2,034              1,436
Changes in operating assets and liabilities:
   Accounts receivable, net                                                                   3,658               (364)
   Inventories                                                                                 (181)               174
   Prepaid expenses and other current assets                                                    364               (906)
   Accounts payable and accrued expenses                                                     (3,590)              (692)
   Deferred revenue                                                                            (405)              (578)
   Other, net                                                                                  (401)              (215)
                                                                                           ---------          ---------
           Net cash provided by (used in) operating activities                               (1,115)             2,213
                                                                                           ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                         (400)              (639)
   Maturities and sales (purchases) of investments, net                                     (53,195)           (39,183)
                                                                                           ---------          ---------
         Net cash used in investing activities                                              (53,595)           (39,822)
                                                                                           ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock in connection with
     exercise of stock options and employee stock purchase plan                               1,398              1,848
                                                                                           ---------          ---------
           Net cash provided by financing activities                                          1,398              1,848
                                                                                           ---------          ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (53,312)           (35,761)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              140,260            102,672
                                                                                           ---------          ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $ 86,948           $ 66,911
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

           BASIS OF PRESENTATION - The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the year ended January 31, 2003. The condensed consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three-month and nine-month periods ended October 31, 2003 are not necessarily indicative of the results to be expected for the full year.

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

           The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for all periods:



                            Page 6 of 22 Total Pages

                                                                          NINE MONTHS ENDED              THREE MONTHS ENDED
                                                                             OCTOBER 31,                     OCTOBER 31,
                                                                        2002          2003              2002            2003
                                                                        ----          ----              ----            ----

      Net income (loss), as reported                                $ (2,594)      $  3,358          $    579        $  1,104

       Deduct: Total stock-based employee compensation expense
       determined under fair value based method for all awards,
       net of related tax effects                                     (2,832)        (3,581)           (1,065)         (1,343)
                                                                    ---------      ---------         ---------       ---------

       Pro forma net income (loss)                                  $ (5,426)      $   (223)         $   (486)       $   (239)
                                                                    =========      =========         =========       =========

       Earnings (loss) per share:

       Basic - as reported                                           $ (0.06)      $   0.08          $   0.01        $   0.03
       Basic - pro forma                                             $ (0.13)      $  (0.01)         $  (0.01)       $  (0.01)

       Diluted - as reported                                         $ (0.06)      $   0.08          $   0.01        $   0.03
       Diluted - pro forma                                           $ (0.13)      $  (0.01)         $  (0.01)       $  (0.01)


           COMPREHENSIVE INCOME (LOSS) - For the nine-month periods ended October 31, 2002 and 2003, total comprehensive income (loss) was approximately $(3.6) million and $2.9 million, respectively, and for the three-month periods ended October 31, 2002 and 2003 was approximately $0.1 million and $2.0 million, respectively. The elements of comprehensive income (loss) include net income
(loss), unrealized gains/losses on available for sale securities, and foreign currency translation adjustments.

           EARNINGS (LOSS) PER SHARE - For the nine-month and three-month periods ended October 31, 2002 and 2003, the computation of basic earnings
(loss) per share is based on the weighted average number of outstanding common shares. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding (consisting entirely of stock options). The diluted loss per share computation for the nine-month period ended October 31, 2002 excludes incremental shares of approximately 1,158,000 related to employee stock options. These shares are excluded due to their anti-dilutive effect as a result of the Company's net loss during this period. The shares used in the computations are as follows:

                                      NINE MONTHS ENDED     THREE MONTHS ENDED
                                          OCTOBER 31,          OCTOBER 31,
                                       2002     2003         2002     2003
                                       ----     ----         ----     ----
                                                  (In thousands)

                     Basic            41,357    41,782      41,463     41,995
                     Diluted          41,357    43,165      42,444     43,593



                            Page 7 of 22 Total Pages

           RELATED PARTY TRANSACTIONS - The Company sells products and provides services to other subsidiaries of CTI. For the nine-month periods ended October 31, 2002 and 2003, sales to related parties were approximately $2.5 million and $3.2 million, respectively, and for the three-month periods ended October 31, 2002 and 2003 was approximately $0.8 million and $1.4 million, respectively.

           The Company has a corporate services agreement with CTI. Under this agreement, CTI provides the Company various administrative and consulting services. The Company has agreed to pay to CTI a quarterly fee of $150,000, payable in arrears at the end of each fiscal quarter, in consideration for all services provided by CTI during such fiscal quarter. The Company was charged $450,000 and $150,0000, respectively, in each of the nine-month and three-month periods ended October 31, 2002 and 2003. In addition, the Company has agreed to reimburse CTI for any out-of-pocket expenses, if any, incurred by CTI in providing the services. The term of the agreement extends to January 31, 2003 and is automatically extended for additional twelve-month period unless terminated by either party. The agreement was automatically extended until January 31, 2004.

           As of October 31, 2003, amounts due from subsidiaries of CTI was approximately $0.6 million and amounts due to CTI was approximately $0.2 million.

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

                                               ACCRUAL BALANCE AT      CASH        NON-CASH   ACCRUAL BALANCE AT
                                                JANUARY 31, 2003     PAYMENTS      CREDITS    OCTOBER 31, 2003
                                                ----------------     --------      -------    ----------------
                                                                  (In thousands)

  Severance and related                          $   34              $   15        $  (19)         $   -
  Facilities and related                            417                 203          (214)             -
                                                 -------             -------       -------         -------
  Outstanding at end of period                   $  451              $  218        $ (233)         $   -
                                                 =======             =======       =======         =======

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


                            Page 9 of 22 Total Pages

ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

NINE-MONTH AND THREE-MONTH PERIODS ENDED OCTOBER 31, 2003
COMPARED WITH NINE-MONTH AND THREE-MONTH PERIODS ENDED OCTOBER 31, 2002

           Sales. Sales for the nine-month and three-month periods ended October 31, 2003 increased by approximately $7.3 million (35%) and $1.9 million (25%), to approximately $28.3 million and $9.7 million, respectively, when compared with the nine-month and three-month periods ended October 31, 2002. The increase is primarily attributable to a higher volume of sales and deployments of the Company's Signalware products. Sales to international customers represented approximately 71% and 73%, respectively, of the Company's sales for the nine-month and three-month periods ended October 31, 2003, and approximately 72% and 71%, respectively, of the Company's sales in the nine-month and three-month periods ended October 31, 2002.

           Cost of Sales. Cost of sales for the nine-month period ended October 31, 2003 decreased by approximately $0.3 million (3%) when compared with the nine-month period ended October 31, 2002. Cost of sales for the three-month period ended October 31, 2003 was approximately flat when compared with the three-month period ended October 31, 2002. For the nine-month period ended October 31, 2003, the decrease is primarily attributable to a decrease in depreciation costs. Gross margins (expressed as a percentage of sales) for the nine-month and three-month periods ended October 31, 2003 increased to approximately 71% from approximately 59% and 64%, respectively, for the nine-month and three-month periods ended October 31, 2002.

           Research and Development. Research and development expenses decreased by approximately $1.0 million (12%) for the nine-month period ended October 31, 2003, when compared with the nine-month period ended October 31, 2002, and increased by $0.2 million (9%) for the three-month period ended October 31, 2003 when compared with the three-month period ended October 31, 2002. For the nine-month period ended October 31, 2003, the decrease is primarily attributable to lower personnel-related costs of approximately $0.7 million, depreciation costs of approximately $0.2 million and various other costs of approximately $0.1 million when compared with the nine-month period ended October 31, 2002. For the three-month period ended October 31, 2003, the increase is primarily attributable to higher material costs related to hardware development activities of approximately $0.2 million when compared with the three-month period ended October 31, 2002.

           Selling, General and Administrative. Selling, general and administrative expenses for the nine-month and three-month periods ended October 31, 2003 increased by approximately $1.0 million (10%) and $0.5 million (17%), to approximately $11.2 million and $3.8 million, respectively, when compared with the nine-month and three-month periods ended October 31, 2002. For the nine-month period ended October 31, 2003, the increase is primarily attributable to a $0.6 million increase in professional fees, and a $0.5 million increase in personnel-related costs, partially offset by a net decrease in various other costs of approximately $0.1 million when compared with the nine-month period ended October 31, 2002. For the three-month period ended October 31, 2003, the increase is primarily attributable to a $0.6 million increase in professional fees, partially offset by a net decrease in various other costs of approximately $0.1 million when compared with the three-month period ended October 31, 2002. As a percentage of sales for the nine-month and three-month periods ended October 31, 2003, selling, general and administrative expenses decreased to approximately 40% and 39%, respectively, from approximately 49% and 41%, respectively, for the nine-month and three-month periods ended October 31, 2002.


                            Page 10 of 22 Total Pages

           Workforce Reduction and Restructuring Charges (Credits). During the three-month period ended July 31, 2002, the Company implemented a workforce reduction and restructuring plan. As a result, the Company recorded a charge of approximately $2.3 million to operations for severance, facilities, and other related costs. During the three-month period ended July 31, 2003, the company renegotiated the lease covered under the restructuring, resulting in a credit of approximately $0.2 million due to the reversal of this previously taken charge. The effect, after tax, of these charges and credits was to increase the net loss by approximately $1.4 million in the nine-month period ended October 31, 2002 and to increase the net income by approximately $0.2 million in the nine-month period ended October 31, 2003.

           Interest and Other Income, net. Interest and other income, net decreased by approximately $1.3 million and $0.9 million, respectively, to approximately $2.7 million and $0.6 million, respectively, for the nine-month and three-month periods ended October 31, 2003 when compared with the nine-month and three-month periods ended October 31, 2002. These decreases are the result of (i) lower interest income earned on the Company's cash investments, primarily as a result of the decline in interest rates when compared with the corresponding 2002 periods and (ii) net losses recognized on short-term investments. For the nine-month and three-month periods ended October 31, 2003, the Company recognized losses of approximately $1.0 million and $0.7 million, respectively, on a short-term investment, partially offset by gains of $0.3 million and $0.1 million, respectively, on the Company's foreign currency cash investments.

           Income Tax Provision (Benefit). Provision for income taxes was approximately $1.3 million and $0.1 million, respectively, for the nine-month and three-month periods ended October 31, 2003. For the nine-month period ended October 31, 2002, the Company had a benefit for income taxes of approximately $1.6 million due to losses sustained on a pre-tax basis. For the three-month period ended October 31, 2002, the Company had a provision for income taxes of approximately $0.3 million. The overall effective tax rate was approximately 28% and 9%, respectively, for the nine-month and three-month periods ended October 31, 2003 and approximately (37)% and 35%, respectively, for the nine-month and three-month periods ended October 31, 2002.

           Net Income (Loss). Net income for the nine-month and three-month periods ended October 31, 2003 was approximately $3.4 million and $1.1 million, respectively, when compared with a net loss of approximately $2.6 million and a net income of approximately $0.6 million, respectively, in the nine-month and three-month periods ended October 31, 2002. As a percentage of sales for the nine-month and three-month periods ended October 31, 2003, net income (loss) increased to approximately 12% and 11%, respectively, from approximately (12)% and 7%, respectively, in the nine-month and three-month periods ended October 31, 2002. The changes are primarily attributable to the factors described above.


                            Page 11 of 22 Total Pages

LIQUIDITY AND CAPITAL RESOURCES

           The Company had working capital at October 31, 2003 and January 31, 2003 of approximately $221.7 million and $215.9 million, respectively. At October 31, 2003 and January 31, 2003, the Company had cash and cash equivalents and short-term investments of approximately $222.2 million and $218.7 million, respectively.

           Net income (loss) for the nine-month periods ended October 31, 2003 and 2002, after adjustment for depreciation and amortization, provided (used) cash of approximately $4.8 million and $(0.6) million, respectively. During such periods, other changes in operating assets and liabilities used cash of approximately $(2.6) million and $(0.6) million, respectively. This resulted in net cash provided by (used) in operating activities of approximately $2.2 million and $(1.1) million, respectively.

           Investing activities for the nine-month periods ended October 31, 2003 and 2002 used cash of approximately $(39.8) million and $(53.6) million, respectively. These amounts include (i) purchases of property and equipment of approximately $0.6 million and $0.4 million, respectively; and (ii) net maturities and sales (purchases) of investments of approximately $(39.2) million and $(53.2) million, respectively.

           Financing activities for the nine-month periods ended October 31, 2003 and 2002 provided cash of approximately $1.8 million and $1.4 million, respectively, related to proceeds from the issuance of common stock in connection with the exercise of stock options and the Company's employee stock purchase plan.

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



                            Page 12 of 22 Total Pages

CERTAIN TRENDS AND UNCERTAINTIES

           The Company derives substantially all of its revenue from the telecommunications industry, which is experiencing a challenging capital spending environment. The Company's operating results and financial condition have been, and will continue to be, adversely affected by declines in technology purchases and capital expenditures by these entities. While revenues have increased in recent quarters, the Company's operating results have deteriorated significantly from historical highs and the Company's operating results may deteriorate in future periods if such conditions exist. For these reasons and the risk factors outlined below, it has been and continues to be very difficult for the Company to accurately forecast future revenues and operating results.

           The Company's business is dependent on the strength of the telecommunications industry. The telecommunications industry, including the Company, has been negatively affected by, among other factors, the high costs and large debt positions incurred by communication service providers to expand capacity and enable the provisioning of future services (and the corresponding risks associated with the development, marketing and adoption of these services as discussed below), including the cost of acquisitions of licenses to provide future broadband services and reductions in actual and projected revenues and deterioration in actual and projected operating results. Accordingly, these entities have significantly reduced their actual and planned expenditures to expand their networks and delayed and reduced the deployment of services. A number of communication service providers have indicated the existence of conditions of excess capacity in certain markets and have delayed the planned introduction of new services. The Company's sales to equipment manufacturers and application developers who supply the telecommunications industry are adversely affected by the slowdown of infrastructure purchases by communication service providers and by declines in technology expenditures. The continuation and/or exacerbation of these trends will have an adverse effect on the Company's future results. In addition to loss of revenue, weakness in the telecommunications industry has affected and will continue to affect the Company's business by increasing the risks of credit or business failures of suppliers, customers or distributors, by delays and defaults in customer or distributor payments, and by price reductions instituted by competitors to retain or acquire market share.

           The Company's current plan of operations is predicated in part on a recovery in capital expenditures by equipment manufacturers, application developers and communication service providers. In the absence of such recovery, the Company would experience deterioration in its operating results, and may determine to modify its plan for future operations accordingly, which may include, among other things, additional reductions in its workforce.

           The Company intends to continue to make significant investment in its business, and to examine opportunities for growth through acquisitions of businesses, products or technologies and other strategic investments. These activities may involve significant expenditures and obligations that cannot readily be curtailed or reduced if anticipated growth in demand for the associated products does not materialize or is delayed. The impact of these decisions on future profitability cannot be predicted with assurance, and the Company's commitment to growth may increase its vulnerability to downturns in its markets, technology changes and shifts in competitive conditions. The Company also may not be able to identify suitable merger or acquisition candidates, and even if the Company does identify suitable candidates, it may not be able to make these transactions on commercially acceptable terms, or at all. If the Company does make acquisitions, it may not be able to successfully


                            Page 13 of 22 Total Pages
incorporate the personnel, operations and customers of these companies into the Company's business. In addition, the Company may fail to achieve the anticipated synergies from the combined businesses, including marketing, product integration, distribution, product development and other synergies. The integration process may further strain the Company's existing financial and managerial controls and reporting systems and procedures. This may result in the diversion of management and financial resources from the Company's core business objectives. In addition, an acquisition or merger may require the Company to utilize cash reserves, incur debt or issue equity securities, which may result in a dilution of existing shareholders, and the Company may be negatively impacted by the assumption of liabilities of the merged or acquired company. Due to rapidly changing market conditions, the Company may find the value of its acquired technologies and related intangible assets, such as goodwill as recorded in the Company's financial statements, to be impaired, resulting in charges to operations. The Company may also fail to retain the acquired or merged company's key employees and customers.

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

           The Company's products involve sophisticated technology that perform critical functions to highly demanding standards. There can be no assurance that the Company's current or future products will not develop operational problems, which could have a material adverse effect on the Company. The Company offers complex products that may contain undetected defects or errors, particularly when first introduced or as new versions are released. The Company may not discover such defects or errors until after a product has been released and used by the customer. Significant costs may be incurred to correct undetected defects or errors in the Company's products and these defects or errors could result in future lost sales. In addition, defects or errors in the Company's products may result in product liability claims, which could cause adverse publicity and impair their market acceptance.

           The telecommunications industry continues to undergo significant change as a result of deregulation and privatization worldwide, reducing restrictions on competition in the industry. Unforeseen changes in the regulatory environment also may have an impact on the Company's revenues and/or costs in any given part of the world. The Company believes that existing competitors will continue to present substantial competition, and that other companies, many with considerably greater financial, marketing and sales resources than the Company, may enter the markets for the Company's products. In addition, competition with companies in regions, such as India and China, have significantly lower costs than the Company and may result in lost sales. Moreover, as the Company enters into new markets as a result of its own research and development efforts or acquisitions, it is likely to encounter new competitors.


                            Page 14 of 22 Total Pages

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

           The Company has made and continues to make significant investments in the areas of sales and marketing, and research and development. The Company's research and development activities include ongoing significant investment in the development of additional features and functionality for its products, including products based on emerging open standards for Internet protocols that facilitate the convergence of voice and data networks. However, the Company also has ceased, curtailed or delayed certain longer-term initiatives pending a recovery in its business. The success of these initiatives will be dependent upon, among other things, the emergence of a market for these types of products and their acceptance by existing and new customers. Despite delays in the adoption of new features and functionality as a result of the challenging capital spending environment and the other factors described herein, the Company believes that expenditures on these initiatives are necessary to enhance its products in order to remain competitive, provide future growth opportunities and to maintain the Company's presence in the market. The Company's product initiatives reflect the Company's continuing analysis of the future demand for new products and services, and the Company from time to time is required to reprioritize or otherwise modify its product plans based on such analysis. The Company's business may be adversely affected by its failure to correctly anticipate the emergence of a market demand for certain products or services, or delays or changes in the evolution of market opportunities. If a sufficient market does not emerge for new or enhanced products developed by the Company, or the Company is not successful in marketing such products, the Company's continued growth could be adversely affected and its investment in those products may be lost.

           Historically, a limited number of customers have contributed a significant percentage of the Company's revenues. The Company anticipates that its operating results in any given period will continue to depend significantly upon revenues from a small number of customers. The loss of any of these customers could have a material adverse effect on the Company's business and operating results.

           Geopolitical, economic and military conditions could directly affect the Company's operations. The outbreak of severe acute respiratory syndrome ("SARS") earlier this year curtailed travel to and from certain countries (primarily in the Asia-Pacific region). Continued or additional restrictions on travel to and from these and other regions on account of additional incidents of SARS could have a material adverse effect on the Company's business, results of operations, and financial condition. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to the Company's business. To the extent that such disruptions result in delays or cancellations of customer orders, or the manufacture or shipment of the Company's products, the Company's business, operating results and financial condition could be materially and adversely affected. More recently, the U.S. military involvement in overseas operations including, for example, the war with Iraq, could have a material adverse effect on the Company's business, results of operations, and financial condition.


                            Page 15 of 22 Total Pages

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

           International sales are predominately denominated in U.S. dollars and the Company has not been exposed to material fluctuations in foreign currency exchange rates related to sales. However, the Company expects that in future periods, a greater portion of international sales may be denominated in currencies other than the U.S. dollar, which could expose it to losses and gains on foreign currency transactions. The Company does have certain expenses denominated in foreign currency. From time to time, the Company may choose to limit its exposure by utilizing hedging strategies. There can be no assurance that any such hedging strategies that the Company undertakes would be successful in avoiding exchange rate losses.

           In order to increase the Company's revenues, the Company will need to attract additional customers on an ongoing basis. In addition, since the Company's products have long sales cycles that typically range from six to twelve months, the Company's ability to forecast the timing and amount for specific sales is limited. The loss or deferral of one or more significant sales could have a material adverse effect on the Company's operating results in any fiscal quarter, especially if there are significant sales and marketing expenses associated with the deferred or lost sales. The Company's software products are primarily sold to equipment manufacturers and application developers, who integrate its products with their products and sell them to communications service providers. The success of the Company's business and operating results is dependent upon its channel and marketing relationships with these manufacturers and developers and the successful development and deployment of their products. If the Company cannot successfully establish channel and marketing relationships with leading equipment manufacturers and application developers or maintain these relationships on favorable terms, or the Company's sales channels are affected by economic weakness, the Company's business and operating results may be adversely affected.

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


                            Page 16 of 22 Total Pages

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

           Substantial litigation regarding intellectual property rights exists in the telecommunications industry, and the Company expects that its products may be increasingly subject to third-party infringement claims as the number of competitors in its industry segments grows and the functionality of software products in different industry segments overlaps. In addition, the Company has agreed to indemnify customers in certain situations should it be determined that its products infringe on the proprietary rights of third parties. Any third-party infringement claims could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product and service delays or require the Company to enter into royalty or licensing agreements. Any royalty or licensing arrangements, if required, may not be available on terms acceptable to the Company, if at all. A successful claim of infringement against the Company and its failure or inability to license the infringed or similar technology could have a material adverse effect on its business, financial condition and results of operations.


                            Page 17 of 22 Total Pages

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



                            Page 18 of 22 Total Pages

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



                            Page 20 of 22 Total Pages

                                     PART II


                                Other Information



ITEM 6.      Exhibits and Reports on Form 8-K.
             --------------------------------

(a) Exhibit Index.
    -------------

             31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002*

             31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002*

             32 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002*

*These exhibits are being "furnished" with this periodic report and are not deemed "filed" with the Securities and Exchange Commission and are not incorporated by reference in any filing of Ulticom, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation by reference language in any such filings.


(b) Reports on Form 8-K.
    -------------------

           During the third quarter of 2003, the Company furnished a report on Form 8-K dated September 8, 2003, regarding the announcement of the Company's financial results for the fiscal quarter ended July 31, 2003.




                            Page 21 of 22 Total Pages

                                   SIGNATURES
                                   ----------


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ULTICOM, INC.


Dated:     December 12, 2003                /s/ Shawn K. Osborne
                                           -------------------------------------
                                           Shawn K. Osborne
                                           President and Chief Executive Officer


Dated:     December 12, 2003               /s/ Mark A. Kissman
                                           -------------------------------------
                                           Mark A. Kissman
                                           Vice President of Finance and Chief
                                           Financial Officer



                            Page 22 of 22 Total Pages