Form 10-K
period 2004-01-31
ULTICOM INC
filed 2004-04-14
CIK 1103184

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended January 31, 2004


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

Title of each class                                     Name of each exchange
-------------------                                     on which registered
                                                        -------------------

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


         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, July 31, 2003, was approximately $144,000,000.


           There were 42,230,318 shares of the registrant's common stock outstanding on April 2, 2004.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on June 14, 2004, are incorporated by reference in Part III.

                            -------------------------

           Signalware(R), Software Advancing Communications(R), and Ulticom(R) are registered trademarks and Ulticom's logos are trademarks of the Company. All other trademarks are the property of their respective owners.

                           FORWARD-LOOKING STATEMENTS


         Certain statements discussed in Item 1 (Business), Item 3 (Legal Proceedings), Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations), and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important risks, uncertainties and other important factors that could cause actual results to differ materially include, among others: the successful implementation of Ulticom, Inc.'s business strategy; changes in capital spending among the company's current and prospective customers; risks associated with rapidly changing technology and the ability of the company to introduce new products on a timely and cost-effective basis; risks associated with international transactions including political decisions affecting tariffs and trade conditions, rapid and unforeseen changes in economic conditions in individual countries, turbulence in foreign currency and credit markets, and increased costs resulting from lack of proximity to the customer; risks associated with rapid technological changes in the telecommunications industry; risks associated with dependence on sales of the company's Signalware products; risks associated with future networks not utilizing signaling systems and protocols that the company's products are designed to support; risks associated with the development and acceptance of new products and product features; risks associated with the integration of the company's products with those of equipment manufactures and application developers and the company's ability to establish and maintain channel and marketing relationships with leading equipment manufacturers and application developers; risks associated with the company's ability to retain existing personnel and recruit and retain qualified personnel; and other risks described in filings with the Securities and Exchange Commission. These risks and uncertainties, as well as other factors, are discussed in greater detail at the end of Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of this Form 10-K. The company makes no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

                                     PART I

ITEM 1.    BUSINESS.

THE COMPANY

           Ulticom, Inc. ("Ulticom" and together with its subsidiary, the "Company") is a provider of service enabling signaling software for wireline, wireless and Internet communications. The Company's Signalware family of products are used by equipment manufacturers, application developers and communication service providers to deploy revenue generating infrastructure and enhanced services within the mobility, messaging, payment and location markets. Signalware products are also embedded in a range of packet softswitching products to interoperate or converge voice and data networks and facilitate services such as voice over IP ("VoIP"), hosted IP telephony, and virtual private networks.

           The Company was incorporated in New Jersey on December 18, 1974 as "Dale, Gesek, McWilliams & Sheridan, Inc.," and was formerly known as "DGM&S Telecom, Inc." In May 1999, the Company changed its name to "Ulticom, Inc." The Company completed an initial public offering of its common stock in April 2000 and its common stock is listed on the NASDAQ National Market System under the symbol "ULCM". The Company is a subsidiary of Comverse Technology, Inc. ("CTI"), which held approximately 70% of its outstanding common stock as of January 31, 2004. The Company's principal executive offices are located at 1020 Briggs Road, Mount Laurel, New Jersey 08054, and its telephone number is (856) 787-2700.

         The Company's Internet address is www.ulticom.com. The information contained on the Company's website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. The Company makes available, free of charge, on its Internet website, its annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company has electronically filed such material with, or furnished it to, the United States Securities and Exchange Commission.


THE COMPANY'S PRODUCTS

BACKGROUND

        Traditionally, voice networks were based on a technology called "circuit switching." In circuit switched networks, a dedicated line or circuit is established for each telephone call and maintained for the duration of the call. At the conclusion of a circuit switched call, the dedicated line or circuit is disconnected.

        Separating the voice and signaling portions of a call improves network utilization, reduces call setup times and provides transaction capabilities for enhanced services. The signaling infrastructure processes, in real time, the information needed to set up, connect, route, terminate and bill a call, while also providing a foundation to develop and offer value-added services. The signaling portion of a switching network that controls each call is based on a globally accepted set of standards and protocols called signaling system #7 ("SS7"). SS7 provides the speed and reliability required for processing complex call control information.

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

        While circuit switching has offered dependable, high quality voice communication, a newer technology called "packet switching" is inherently more efficient and cost effective than circuit switching. In packet switched networks, the voice or data transmission is formatted into a series of shorter digital messages called "packets." These packets of voice or data information travel over a shared line or circuit. The cost advantage in the initial deployment, combined with significant ongoing operational savings, has led both incumbent and new service providers to build packet networks to handle voice and data traffic.

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

SIGNALWARE

         Ulticom's Signalware product line provides the SS7 connectivity required to offer value-added services. Signalware is embedded within wireline, wireless and Internet networks to interconnect and interoperate voice and data communication systems. In addition, Signalware plays a key role in the convergence of disparate networks by providing a means to bridge circuit and packet technology. Signalware offers many of the features that are crucial to the connectivity of communication networks and the rapid delivery of revenue generating services, including:

           o open systems - running applications on multiple software and hardware platforms;

           o fault resiliency - insures the high availability requirements of fixed and mobile voice service in circuit and packet based networks with no single point of failure;

           o          high performance - processing calls at very high rates;

           o standards conformance - complying to industry-accepted standards including IETF, ANSI, ITU, ETSI, TTC, and MII;

           o scalability - increasing computing and link capacity to match varying application requirements; and

           o network interoperability - providing an open development environment, which enables users to develop an application once and deploy globally, maximizing their return on investment.

           Signalware supports a range of applications across multiple networks. In wireline networks, Signalware has been deployed as part of services such as voice messaging, calling name, 800 number, and calling card services. Signalware enables wireless infrastructure applications such as global roaming and emergency-911, and enhanced services such as text messaging and prepaid calling. The Company's products are being used to enable new wireless data services such as ones that enable Global System for Mobile Communications ("GSM") subscribers to roam into wireless local area networks ("WLAN") "Hot Spots" and seamlessly and securely access network based services from their own trusted service provider. Signalware also is used to enable VoIP in wireline, wireless, and cable service provider networks.

         Signalware works with multiple SS7 networks, supports a wide variety of SS7 protocol elements, and enables analog or digital wireline and wireless transmissions. It provides the functionality needed for call set-up/termination and call routing/billing. Signalware products also include features that enable the transition from SS7 signaling to emerging packet signaling standards as defined by the Internet Engineering Task Force ("IETF"). These new standards include Signaling Transport ("SIGTRAN"), which enables the transmission of SS7 signals over IP networks, and Session Initiation Protocol ("SIP"), which enables interactive communications sessions in an IP network. New solutions include a Signalware SIGTRAN Gateway for enabling circuit-packet network interoperability and Signalware SIP for developing next generation services for all IP networks.

         Signalware solutions run on a range of hardware platforms and operating systems, including Sun Solaris, IBM AIX and Red Hat Linux. These solutions can be used in single or multiple computing configurations for fault resiliency and reliability.

PRODUCTS

           Signalware includes interface boards to provide the physical connection to a signaling network. Signalware boards are configured to support a wide range of hardware platforms and network links. The bundling of Signalware interface boards and software allows the Company to control product performance, capacity and compliance with standards.

           New customers begin development of applications and services by purchasing the appropriate Signalware development kit. A typical development kit includes a development software license, an interface board, cables, one-year development maintenance plan, training, and documentation. The annual development maintenance plan provides access to customer support services, service packs, and scheduled updates of the software. After the initial year, the maintenance plan must be renewed for a fee in order to continue to receive support and software updates.

         When the application is ready for deployment in a communication service provider's network, the customer typically purchases one or more interface boards per server to stage the application for deployment. On a per installation basis, the customer also purchases a deployment license and an annual software deployment maintenance and support plan, which typically renews annually for the life of the installation.

SERVICES

           The Company believes that customer support, training and professional services are integral to building and maintaining strong customer relationships. Customer support is offered as part of the maintenance agreements.

           Customer Support. The Company provides comprehensive technical support to help customers develop and deploy new services using Signalware. Customer support representatives interface with customers' technical staff, answering questions, resolving problems, and providing assistance. Services are available 24 hours a day, 7 days a week. Customer support is managed through corporate headquarters in Mount Laurel, New Jersey with remote service locations to provide extended geographic and time zone coverage.

           Training Services. The Company offers customers a comprehensive training program including courses covering topics such as Application Development and Operations and Support. Courses are scheduled throughout the year. Customized and/or on-site training programs also are provided for an additional fee to meet the specific needs of customers. The Company also offers computer-based training in an effort to provide added flexibility and convenience to customers.

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

MARKETS, SALES AND MARKETING

           The Company's sales organization operates from the United States, Europe and Asia. Account teams comprised of account managers and sales engineers work closely with product management and development organizations to provide customers with a consultative sales approach. The consultative approach facilitates the sale of development kits to enable customers to immediately begin to build prototypes of their products.

           The Company actively strives to enhance market awareness and acceptance of the Company and its products. The Company identifies market opportunities in cooperation with customers and develops and enhances products to seize those opportunities in a timely fashion. Based on market considerations, the Company may port software products to additional operating systems, develop new features and functionality, and engage in new strategic alliances and partnerships.

           The Company's market strategy includes enhancing brand awareness for its products through its web site, promotional literature, direct marketing to current and prospective customers, advertising, continued participation in industry relevant trade shows and conferences, and a public relations program that includes public demonstrations of products and prototypes. Representatives of the Company also are called upon to address industry symposia and conferences, are quoted in industry publications, and may from time to time author articles about developments in communications technology.

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

           The Company engages in joint promotion, sales efforts, training, testing, design, integration and installation with Sun Microsystems and other information systems providers who use Sun Microsystems' components. The Company also engages in joint-marketing activities with IBM and Intel.

           The Company's products are currently used by approximately 50 customers and are deployed by more than 300 service providers in more than 100 countries. The Company markets its products and services primarily through a direct sales organization and through distributors. The Company has entered into distribution agreements with Beijing Futong Computerland Co., Ltd., Beijing Teamsun Technology Co., and Macnica, Inc. that have resulted in deployments of the Company's products in wireless and Internet services in China and Japan. Customers include network equipment manufacturers, such as Alcatel, Ericsson and Siemens; application developers, such as Comverse, Inc. ("Comverse"), LogicaCMG and Sonus; and service providers, such as Orange Personal Communications, Reliance Infocomm, and Telefonica.

           The Company currently derives a significant portion of its total sales from customers outside of the United States. Financial information regarding the Company's operations in these areas is presented in Note 12 to the Consolidated Financial Statements included in Item 15 of this report on Form 10-K. International transactions involve particular risks, including political decisions affecting tariffs and trade conditions, rapid and unforeseen changes in economic conditions in individual countries, turbulence in foreign currency and credit markets, and increased costs resulting from lack of proximity to the customer.

           For fiscal year 2001, which ended January 31, 2002, Ericsson, Comverse, Sonus and Siemens accounted for 18%, 16%, 11%, and 11%, respectively, of the Company's sales. For fiscal year 2002, which ended January 31, 2003, Siemens, Ericsson, and Comverse accounted for 23%, 19%, and 11%, respectively, of the Company's sales. For fiscal year 2003, which ended January 31, 2004, Siemens, Sonus, and Comverse accounted for 26%, 11%, and 11%, respectively, of the Company's sales.

           The Company actively participates in industry activities to define the technology to facilitate the convergence of telecommunication networks with the Internet. For example, as a member of the IETF, Ulticom has worked to develop SIGTRAN to enable communication service providers to cost effectively and more easily implement services that span existing circuit switched networks and packet networks using IP. In addition, the Company participates in the standards activities of the Third Generation Partnership Project ("3GPP"), which works with various standards bodies to produce globally acceptable technical specifications for the evolution to a packet-based 3G broadband wireless infrastructure.

RESEARCH AND DEVELOPMENT

           The Company continues to enhance the features and performance of existing products and introduce new products. The Company believes that its future success depends on a number of factors, which include the Company's ability to:

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

           The Company's research and development expenses were approximately $14.2 million, $10.1 million, and $9.5 million for the years ended January 31, 2002, 2003, and 2004, respectively. Research and development activities are located in the United States and France. As of January 31, 2004, there were 103 employees engaged in research and development activities. The Company believes that recruiting and retaining highly skilled engineering personnel is essential to its success.

INTELLECTUAL PROPERTY RIGHTS

           The Company has accumulated a significant amount of proprietary know-how and expertise over the years in developing network signaling software and SS7 protocol technology for communication services. The Company's continued success is dependent, in part, upon its ability to protect proprietary rights to the technologies used in its products. If the Company is not adequately protected, competitors could use the intellectual property that it has developed to enhance competing products and services, which could harm the Company's business. To safeguard its proprietary technology, the Company relies on a combination of technical innovation, trade secret, copyright, patent and trademark laws, restricted licensing arrangements and non-disclosure agreements, each of which affords only limited protection. The Company conducts periodic reviews of new areas of technology with its patent attorneys as part of its patent program.

           The Company licenses software from third parties that is incorporated into certain versions of Signalware.

           Due to the value of intellectual property rights, the Company generally does not make its proprietary software source code available to customers. Exceptions to this principle are only made in limited circumstances where adequate control mechanisms are in place to protect the Company's intellectual property rights.

           The Company has granted Comverse, an affiliate, a perpetual, royalty-free, non-exclusive license to use and operate software products for incorporation into any of Comverse's products. This software is maintained by Comverse at no cost to the Company.

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


COMPETITION

           The market for network signaling software is intensely competitive, both in the United States and internationally. The Company expects competition to persist, intensify, and increase in the future, especially with the convergence of voice and data networks.

           The Company's primary competition comes from internal development organizations within equipment manufactures and application developers who seek, in a build-versus-buy decision, to develop substitutes for the Company's products. The Company also competes with a number of United States and international suppliers that vary in size, scope, and breadth of the products and services offered.

         Competitors include a number of companies ranging from SS7 software solution providers, such as Hughes Software Systems and SS8 Networks, to vendors of communication and network infrastructure equipment, such as Continuous Computing Corporation and Hewlett-Packard Company. The Company believes it competes principally on the basis of:

           o          product performance and functionality;

           o          product quality and reliability;

           o          customer service and support; and

           o          price.

           The Company believes its success will depend primarily on its ability to provide technologically advanced and cost effective signaling solutions. Furthermore, it is likely that as competition intensifies, and pricing pressure continues within its customers markets, the Company may have to reduce prices or offer product sales incentive programs.

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

         During 2002, the Company was certified in compliance with TL 9000, a set of common quality system requirements and measurements designed specifically for the telecommunications industry for the design, development, production, delivery, installation and maintenance of products and services. TL 9000 encompasses International Standard Organization ("ISO") 9001:2000 and additional requirements specific to the telecommunications industry. The Company is periodically audited to ensure compliance with TL 9000 standards.

         Subcontractors, who are ISO certified, perform assembly of the Company's printed circuit interface boards. Periodic audits of the Company's subcontractors are performed to ensure adherence to quality standards. Subcontractors are responsible for purchasing, inspecting, installing, and assembling components of interface boards. Completed assemblies are burned-in, inspected, tested, and packaged in the Company's facility according to TL 9000 and other industry standards. All inspection, test, repair, revision, and shipping information is tracked by product type and serial number and maintained in the Company's tracking database.

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

EMPLOYEES

           As of January 31, 2004, the Company had approximately 240 employees. The Company's employees are not covered by any collective bargaining agreement and the Company considers its relationship with its employees to be good. Employees of the Company's subsidiary are subject to French labor laws that contain requirements regarding termination, severance payments, and other obligations that are significantly greater than those in the United States.


ITEM 2.    PROPERTIES.

           The Company's headquarters and development facilities are located in Mount Laurel, New Jersey where it leases approximately 54,000 square feet of office space. The Company also leases approximately 5,000 square feet of office space in Dallas, Texas, and sales offices in Chicago, Illinois, and Boston, Massachusetts. The Company's subsidiary leases approximately 7,000 square feet of office space in Sophia-Antipolis, France and a sales office in Singapore.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         The Company's common stock trades on the NASDAQ National Market System under the symbol "ULCM". The following table sets forth the range of closing prices of the Company's common stock as reported on NASDAQ for the period from February 1, 2002 through January 31, 2004:

FISCAL YEAR            FISCAL QUARTER                    LOW           HIGH
-----------            --------------                    ---           ----

2003               02/1/03   -     04/30/03            $  5.50        $  7.28
                   05/1/03   -     07/31/03            $  7.08        $ 12.09
                   08/1/03   -     10/31/03            $  9.75        $ 12.93
                   11/1/03   -     01/31/04            $  8.68        $ 11.55

2002               02/1/02   -     04/30/02            $  5.65        $  8.55
                   05/1/02   -     07/31/02            $  5.69        $  6.98
                   08/1/02   -     10/31/02            $  4.90        $  6.85
                   11/1/02   -     01/31/03            $  5.70        $  7.79



           There were 29 holders of record of the Company's common stock on April 2, 2004. Such record holders include a number who are nominees for an undetermined number of beneficial owners. The Company believes that the number of beneficial owners of the shares of common stock outstanding at such date was approximately 2,900.

           The Company does not currently expect to pay any cash dividends on its equity securities in the near future, but rather intends to retain its earnings to finance the development and growth of its business. Any future determination as to the declaration and payment of dividends will be made by the Board of Directors in its discretion, and will depend upon the Company's earnings, financial condition, capital requirements and other relevant factors.

ITEM 6.    SELECTED FINANCIAL DATA.

           The following tables present selected consolidated financial data for the Company for each of the years in the five years ended January 31, 2004. Such information has been derived from the Company's audited consolidated financial statements and should be read in conjunction with the Company's consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this report.

                                                                                     YEARS ENDED JANUARY 31,
                                                          -----------------------------------------------------------------------
                                                               2000           2001             2002           2003          2004
                                                               ----           ----             ----           ----          ----
                                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
 STATEMENT OF OPERATIONS DATA:
 Sales                                                     $ 25,831       $ 47,441         $ 58,156        $ 29,231      $ 38,378
 Cost of sales                                                8,883         15,489           19,536          11,233        11,158
                                                          ---------      ---------        ---------       ---------     ---------
 Gross profit                                                16,948         31,952           38,620          17,998        27,220
 Research and development                                     6,015         10,325           14,236          10,098         9,461
 Selling, general and administrative                          8,124         13,271           15,861          13,972        15,168
 Workforce reduction and restructuring charges (credits)          -              -                -           2,290          (233)
                                                          ---------      ---------        ---------       ---------     ---------
 Income (loss) from operations                                2,809          8,356            8,523          (8,362)        2,824
 Interest and other income (expense), net                      (271)         6,282            8,761           5,536         3,493
                                                          ---------      ---------        ---------       ---------     ---------
 Income (loss) before income tax provision (benefit)          2,538         14,638           17,284          (2,826)        6,317
 Income tax provision (benefit)                                 964          5,561            6,447          (1,091)        1,737
                                                          ---------      ---------        ---------       ---------     ---------
 Net income (loss)                                          $ 1,574        $ 9,077         $ 10,837        $ (1,735)      $ 4,580
                                                          =========      =========        =========       ==========    =========


 Earnings (loss) per share--diluted                         $  0.05        $  0.22         $   0.25        $  (0.04)      $  0.11


 Weighted average number of common and common equivalent
 shares outstanding - diluted                                33,759         40,715           43,246          41,399        43,261



                                                               JANUARY 31,
                                   -------------------------------------------------------------------------
                                    2000          2001            2002             2003              2004
                                    ----          ----            ----             ----              ----
                                                              (IN THOUSANDS)
 BALANCE SHEET DATA:
 Working capital                  $   742      $ 195,369       $ 212,946        $ 215,945         $ 225,388
 Total assets                      17,364        232,187         240,675          237,102           242,817
 Long-term debt                     3,800              -               -                -                 -
 Shareholders' equity               1,120        207,049         224,024          223,152           231,847


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

           Ulticom designs, develops, markets, licenses, and supports service enabling signaling software for wireline, wireless, and Internet communications. These products are sold through a direct sales force to network equipment manufacturers, application developers, and service providers who include the Company's products within their products. Signalware sales consist of software licenses, interface boards, training, and support revenues. In certain limited circumstances, the Company sells Signalware development services under fixed-fee arrangements with its customers. New customers begin development of applications and services by purchasing the appropriate Signalware development kit, which includes a development software license, an interface board, cables, training, a one-year development maintenance plan, and documentation. At deployment, the customer generally purchases one or more deployment licenses, additional interface boards and an annual deployment maintenance and support plan, which is typically renewed annually for the life of the installation.


CRITICAL ACCOUNTING POLICIES

         Critical accounting policies are those that are both most important to the portrayal of a company's financial position and results of operations, and require management's most difficult, subjective or complex judgments. Although not all of the Company's accounting policies require management to make difficult, subjective or complex judgments or estimates, the following policies and estimates are those that the Company deems most critical.

           In accordance with Statement of Position 97-2, "Software Revenue Recognition," and related Interpretations; product revenues, which include software license and hardware revenue, are generally recognized in the period in which the products are delivered and accepted by the customer, the fee is fixed and determinable, and collection is considered probable. When the Company has significant obligations subsequent to shipment, revenues are not recognized until the obligations are fulfilled. Revenues from arrangements that include significant acceptance terms are not recognized until acceptance has occurred. The Company provides its customers with post-contract support services, which generally consist of bug-fixing and telephone access to the Company's technical personnel, but may also include the right to receive product updates, upgrades, and enhancements. Revenue from these services is recognized ratably over the contract period. Post-contract support services included in the initial licensing fee are allocated from the total contract amount based on the relative fair value of vendor specific objective evidence ("VSOE"). For multi-element arrangements, VSOE of fair value is determined based on the price charged when the same element is sold separately or, for elements not yet being sold separately, the price established by management having the relevant authority. If VSOE of fair value does not exist for one or more delivered elements of a multi-element arrangement and VSOE of fair value exists for all undelivered elements, then revenue is recognized using the "residual method."

           Deferred revenue consists primarily of amounts billed to customers pursuant to terms specified in contracts but for which revenue has not been recognized.

           Revenues from providing customer training are recognized when training is provided and historically has not been material.

           Revenues from fee-based consulting and development services are recognized when services are provided in accordance with customer's specification and historically have not been material.

           Cost of sales includes salary and related benefits, material costs, depreciation and amortization, as well as other costs associated with cost of sales activities. Research and development costs include salary and related benefits as well as travel, depreciation and amortization of research and development equipment, an overhead allocation, as well as other costs associated with research and development activities. Selling, general and administrative costs include salary and related benefits, travel, depreciation and amortization, marketing and promotional materials, recruiting expenses, professional fees, corporate services provided by CTI, facility costs, as well as other costs associated with sales, marketing, finance, and administrative departments.

         Expenses incurred in connection with research and development activities and selling, general and administrative expenses are charged to operations as incurred. Software development costs incurred after technological feasibility has been established and prior to general release to the public are capitalized and historically have not been material.

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


RELATED PARTY TRANSACTIONS

           The Company sells products and provides services to other subsidiaries of CTI. Sales to related parties were approximately $9,026,000, $3,352,000, and $4,234,000 for the years ended January 31, 2002, 2003, and 2004, respectively.

           As of January 31, 2003 and 2004, amounts due from subsidiaries of CTI were approximately $519,000 and $240,000, respectively.

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

           o          routine legal services; and

           o consulting services with respect to the Company's corporate communications.


           The Company has agreed to pay to CTI a quarterly fee of $150,000, payable in arrears at the end of each fiscal quarter, in consideration for all services provided by CTI during such fiscal quarter. The Company was charged $600,000 in each of the years ended January 31, 2002, 2003, and 2004 for services provided by CTI. In addition, the Company has agreed to reimburse CTI for any out-of-pocket expenses incurred, if any, by CTI in providing the services. The agreement is currently in effect until January 31, 2005 and extends for additional twelve-month periods unless terminated by either party.

RESULTS OF OPERATIONS

YEAR ENDED JANUARY 31, 2004 ("FISCAL YEAR 2003") COMPARED TO YEAR ENDED JANUARY 31, 2003 ("FISCAL YEAR 2002")

           Sales. Sales for fiscal year 2003 increased by approximately $9.1 million, or approximately 31%, to approximately $38.4 million when compared with fiscal year 2002. The increase was attributable to an increase in product revenues of approximately $8.5 million and an increase in service revenues of approximately $0.7 million, due primarily to a higher volume of sales and deployments of our Signalware products and services when compared with fiscal year 2002. Sales to international customers represented approximately 72% of sales in fiscal year 2003 and approximately 71% of sales in fiscal year 2002.

           Cost of Sales. Cost of sales decreased by approximately $0.1 million, or approximately 1%, to approximately $11.2 million in fiscal year 2003 when compared with fiscal year 2002. The dollar decrease is primarily attributable to lower expenses of approximately $0.3 million in depreciation and amortization costs and approximately $0.1 million in material and production costs, offset by approximately $0.3 million increase in personnel-related and overhead costs for fiscal year 2003 when compared with fiscal year 2002. Gross margins (expressed as a percentage of sales) increased from approximately 62% in fiscal year 2003 to approximately 71% in fiscal year 2002.

           Research and Development Expenses. Research and development expenses decreased in fiscal year 2003 by approximately $0.6 million, or approximately 6%, to approximately $9.5 million in fiscal year 2003 when compared with fiscal year 2002, and as a percentage of sales, decreased to approximately 25% in fiscal year 2003 from approximately 35% in fiscal year 2002. The dollar decrease is primarily attributable to management's efforts to better align the Company's cost structure with the business environment, which contributed to decreases of approximately $0.3 million in personnel-related costs and $0.3 million in depreciation and amortization expense.

           Selling, General & Administrative Expenses. Selling, general and administrative expenses increased by approximately $1.2 million, or approximately 9%, to approximately $15.2 million in fiscal year 2003 when compared with fiscal year 2002, and as a percentage of sales decreased to approximately 40% in fiscal year 2003 from approximately 48% in fiscal year 2002. The dollar increase is primarily attributable to management's continued investment in sales and marketing activities, resulting in approximately $0.6 million increase in personnel-related costs, $0.5 million in professional services and $0.1 million in travel and entertainment costs.

           Workforce Reduction and Restructuring Charges (Credits). During fiscal year 2002, the Company took steps to better align its cost structure with the business environment. These steps included a workforce reduction and restructuring plan announced in April 2002. The plan included terminations of 47 employees in the United States and 18 employees in France, in the engineering and administrative departments of the Company. As a result, the Company recorded a charge of approximately $2.3 million to operations in fiscal year 2002, which included severance and other related costs of approximately $1.6 million, the elimination of excess facilities of approximately $0.6 million, and the write-off of certain property and equipment of approximately $0.1 million.

           Severance and related costs consisted primarily of severance payments to terminated employees, fringe related costs associated with severance payments, other termination costs, and legal and consulting costs.

            Facilities and related costs consisted primarily of contractually obligated lease liabilities and operating expenses related to facilities vacated as a result of the restructuring.

           The write-off of property and equipment consisted primarily of leasehold improvements and furnishings determined to be impaired at a facility vacated in the United States.

         In June 2003, the Company entered into an agreement with the landlord of the facility covered under the restructuring plan that terminates the current lease obligations in exchange for a lump sum payment by the Company and the execution of a lease for another smaller facility owned by the landlord, resulting in the reversal of approximately $0.2 million of this previously taken charge.

         Interest and Other Income, net. Interest income decreased by approximately $2.0 million, or approximately 37%, to approximately $3.5 million in fiscal year 2003 as when compared with fiscal year 2002. The decrease is a result of lower interest income earned on the Company's cash investments of approximately $1.3 million, primarily as a result of the decline in interest rates when compared with the corresponding 2002 periods and an increase in losses from investments of approximately $0.7 million.

           Income Tax Provision (Benefit). Provision for income taxes was approximately $1.7 million for fiscal year 2003. For fiscal year 2002, the Company had a benefit for income taxes of approximately $1.0 million due to losses sustained on a pre-tax basis. The Company's overall effective tax rate was approximately 28% for fiscal year 2003 and approximately (39)% for fiscal year 2002.

           Net Income (Loss). Net income for fiscal year 2003 was approximately $4.6 million when compared with net loss of approximately $1.7 million in fiscal year 2002. Net income (loss) as a percentage of sales was approximately 12% in fiscal year 2003 and approximately (6)% in fiscal year 2002. The changes are primarily attributable to the factors described above.

YEAR ENDED JANUARY 31, 2003 COMPARED TO YEAR ENDED JANUARY 31, 2002 ("FISCAL YEAR 2001")

           Sales. Sales for fiscal year 2002 decreased by approximately $28.9 million, or approximately 50%, to approximately $29.2 million when compared with fiscal year 2001. The decrease was attributable to a decrease in product revenues of approximately $25.9 million and a decrease in service revenues of approximately $3.0 million, due primarily to a lower volume of sales and deployments of our Signalware products and services when compared with fiscal year 2001. Sales to international customers represented approximately 71% of sales in fiscal year 2002 and approximately 62% of sales in fiscal year 2001.

           Cost of Sales. Cost of sales decreased by approximately $8.3 million, or approximately 43%, to approximately $11.2 million in fiscal year 2002 when compared with fiscal year 2001. The dollar decrease is primarily attributable to lower costs related to a decrease in sales of our Signalware products and services and a decrease in other costs due to management's efforts to better align the Company's cost structure with the business environment, which contributed to a decrease of approximately $4.8 million in personnel-related costs, $2.6 million in material and production costs, and $1.2 million in depreciation and amortization expense for fiscal year 2002 when compared with fiscal year 2001. Gross margins (expressed as a percentage of sales) decreased to approximately 62% in fiscal year 2002 from approximately 66% in fiscal year 2001.

           Research and Development Expenses. Research and development expenses decreased in fiscal year 2002 by approximately $4.1 million, or approximately 29%, to approximately $10.1 million in fiscal year 2002 when compared with fiscal year 2001, and as a percentage of sales increased to approximately 35% in fiscal year 2002 from approximately 24% in fiscal year 2001. The dollar decrease is primarily attributable to the impact of management's efforts to better align the Company's cost structure with the business environment, which contributed to a decrease in personnel-related costs of approximately $3.9 million.

           Selling, General & Administrative Expenses. Selling, general and administrative expenses decreased by approximately $1.9 million, or approximately 12%, to approximately $14.0 million in fiscal year 2002 when compared with fiscal year 2001, and as a percentage of sales increased to approximately 48% in fiscal year 2002 from approximately 27% in fiscal year 2001. The dollar decrease is primarily attributable to decreases of approximately $0.9 million in depreciation and amortization expense, $0.9 million in bad debt expense, $0.9 million in professional services, $0.7 million in general office expenses, and $0.3 million in travel and entertainment costs. The decrease was offset by an increase in expenses of approximately $1.7 million due to increased personnel-related and overhead costs, primarily in sales and marketing

           Workforce Reduction and Restructuring Charges (Credits). During fiscal year 2002, the Company took steps to better align its cost structure with the business environment. These steps included a workforce reduction and restructuring plan announced in April 2002. The plan included terminations of 47 employees in the United States and 18 employees in France, in the engineering and administrative departments of the Company. As a result, the Company recorded a charge of approximately $2.3 million to operations in fiscal year 2002, which included severance and other related costs of approximately $1.6 million, the elimination of excess facilities of approximately $0.6 million, and the write-off of certain property and equipment of approximately $0.1 million.

           Severance and related costs consisted primarily of severance payments to terminated employees, fringe related costs associated with severance payments, other termination costs, and legal and consulting costs.

            Facilities and related costs consisted primarily of contractually obligated lease liabilities and operating expenses related to facilities vacated as a result of the restructuring.

           The write-off of property and equipment consisted primarily of leasehold improvements and furnishings determined to be impaired at a facility vacated in the United States.

           Interest and Other Income, net. Interest income decreased by approximately $3.2 million, or approximately 37%, to approximately $5.5 million in fiscal year 2002 when compared with fiscal year 2001. The decrease is primarily attributable to lower interest income earned on the Company's cash investments, primarily as a result of the decline in interest rates during fiscal year 2002.

           Income Tax Provision (Benefit). Benefit for income taxes was approximately $1.1 million, due to losses sustained on a pre-tax basis. The Company's overall effective tax rate was approximately (39)% for fiscal year 2002 and 37% for fiscal year 2001.

           Net Income (Loss). Net loss for fiscal year 2002 was approximately $1.7 million when compared with net income of approximately $10.8 million in fiscal year 2001, while net income (loss) as a percentage of sales was approximately (6)% in fiscal year 2002 and approximately 19% in fiscal year 2001. The changes are primarily attributable to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

           The Company had working capital at January 31, 2004 and 2003 of approximately $225.4 million and $215.9 million, respectively. At January 31, 2004 and 2003, the Company had cash and cash equivalents and short-term investments of approximately $224.5 million and $218.7 million, respectively.

           Operations for fiscal years 2003, 2002, and 2001, after adjusting for non-cash items, provided cash of approximately $6.8 million, $2.3 million, and $14.6 million, respectively. During such years, other changes in operating assets and liabilities used cash of approximately $2.4 million, $1.5 million, and $5.2 million, respectively. This resulted in net cash provided by operating activities of approximately $4.4 million, $0.8 million, and $9.4 million during the fiscal years 2003, 2002, and 2001, respectively.

           Investing activities for fiscal years 2003, 2002, and 2001 provided
(used) cash of approximately $19.6 million, $(39.8) million, and $(55.1) million, respectively. These amounts include (i) purchases of property and equipment of approximately $0.8 million, $0.6 million, and $3.8 million, respectively; and (ii) net maturities and sales (purchases) of investments, of approximately $20.3 million, $(39.2) million, and $(51.3) million, respectively.

           Financing activities for fiscal years 2003, 2002, and 2001 provided cash of approximately $2.1 million, $1.4 million, and $2.7 million, respectively relating to the proceeds from the issuance of common stock in connection with the exercise of stock options and employee stock purchase plan.

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

           The Company may pursue acquisitions of businesses, products or technologies in the future to expand its business and the products it offers. Any material acquisition could result in a decrease in working capital depending upon the amount, timing, and nature of the consideration paid.

           The Company believes that its existing cash balances will be sufficient to meet anticipated cash needs for working capital, capital expenditures, and other activities for the foreseeable future. Thereafter, if current sources are not sufficient to meet the Company's needs, it may seek additional debt or equity financing.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

           The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of faciliting off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2004, the Company was not involved in any unconsolidated SPE transactions.

           The following table summarizes the impact that the Company's January 31, 2004 aggregate contractual obligations are expected to have on liquidity and cash flows in future periods:

                                                                            Payments Due by Period
                                    ---------------------------------------------------------------------------------------------
                                                             (Less Than)                                              (More Than)
                                            Total              1 Year              1-3 Years          3-5 Years         5 Years
                                            -----              ------              ---------          ---------         -------
                                                                            (In thousands)
Operating lease obligations                 $2,046             $  946                $1,098             $    2           $   -
Purchase obligations (1)                     1,875              1,875                     -                  -               -
                                    -------------------------------------------------------------------------------------------

Total                                       $3,921             $2,821                $1,098             $    2           $   -
                                            ======             ======                ======             ======           =====


(1) Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. The Company does not have material commitments for capital expenditures as of January 31, 2004.

CERTAIN TRENDS AND UNCERTAINTIES

           The Company derives substantially all of its revenue from the telecommunications industry, which is experiencing a challenging capital spending environment. While there is some evidence that the capital spending environment has improved, the spending by the Company's customers remains uncertain. The Company's operating results and financial condition have been adversely affected by declines in technology purchases and expenditures by its customers, and the Company's operating results and financial condition will be adversely affected in the event deterioration in expenditures resumes. For these reasons and the risk factors outlined below, it has been and continues to be very difficult for the Company to accurately forecast future revenues and operating results.

           The Company's business is dependent on the strength of the telecommunications industry. The telecommunications industry, including the Company, has been negatively affected by, among other factors, the high costs and large debt positions incurred by communication service providers to expand capacity and enable the provisioning of future services (and the corresponding risks associated with the development, marketing, and adoption of these services as discussed below), including the cost of acquisitions of licenses to provide future broadband services and reductions in actual and projected revenues and deterioration in actual and projected operating results. Accordingly, these entities have significantly reduced their actual and planned expenditures to expand their networks and delayed and reduced the deployment of services. A number of communication service providers have indicated the existence of conditions of excess capacity in certain markets and have delayed the planned introduction of new services. The Company's sales to equipment manufacturers and application developers who supply the telecommunications industry are adversely affected by the slowdown of infrastructure purchases by communication service providers and by declines in technology expenditures. The continuation and/or exacerbation of these trends may have an adverse effect on the Company's future results. In addition to loss of revenue, weakness in the telecommunications industry has affected and will continue to affect the Company's business by increasing the risks of credit or business failures of suppliers, customers or distributors, by delays and defaults in customer or distributor payments, and by price reductions instituted by competitors to retain or acquire market share.

           The Company's current plan of operations is predicated, in part, on a recovery in expenditures by equipment manufacturers, application developers and communication service providers. In the absence of such recovery, the Company would experience deterioration in its operating results, and may determine to modify its plan for future operations accordingly, which may include, among other things, additional reductions in its workforce.

           The Company intends to continue to make significant investment in its business, and to examine opportunities for growth through acquisitions of businesses, products or technologies and other strategic investments. These activities may involve significant expenditures and obligations that cannot readily be curtailed or reduced if anticipated growth in demand for the associated products does not materialize or is delayed. The impact of these decisions on future profitability cannot be predicted with assurance, and the Company's commitment to growth may increase its vulnerability to downturns in its markets, technology changes and shifts in competitive conditions. The Company also may not be able to identify suitable merger or acquisition candidates, and even if the Company does identify suitable candidates, it may not be able to make these transactions on commercially acceptable terms, or at all. If the Company does make acquisitions, it may not be able to successfully incorporate the personnel, operations, and customers of these companies into the Company's business. In addition, the Company may fail to achieve the anticipated synergies from the combined businesses, including marketing, product integration, distribution, product development and other synergies. The integration process may further strain the Company's existing financial and managerial controls and reporting systems and procedures. This may result in the diversion of management and financial resources from the Company's core business objectives. In addition, an acquisition or merger may require the Company to utilize cash reserves, incur debt or issue equity securities, which may result in a dilution of existing shareholders, and the Company may be negatively impacted by the assumption of liabilities of the merged or acquired company. Due to rapidly changing market conditions, the Company may find the value of its acquired technologies and related intangible assets, such as goodwill as recorded in the Company's financial statements, to be impaired, resulting in charges to operations. The Company may also fail to retain the acquired or merged company's key employees and customers.

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

           The telecommunications industry continues to undergo significant change as a result of deregulation and privatization worldwide, reducing restrictions on competition in the industry. Unforeseen changes in the regulatory environment also may have an impact on the Company's revenues and/or costs in any given part of the world. The Company believes that existing competitors will continue to present substantial competition, and that other companies, many with considerably greater financial, marketing and sales resources than the Company, may enter the markets for the Company's products. In addition, the Company may lose sales to companies operating in regions such as India and China as a result of pricing competition because of their lower operating costs. Moreover, as the Company enters into new markets as a result of its own research and development efforts or acquisitions, it is likely to encounter new competitors.

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

           Geopolitical, economic and military conditions could directly affect the Company's operations. The outbreak of severe acute respiratory syndrome ("SARS") curtailed travel to and from certain countries (primarily in the Asia-Pacific region). Restrictions on travel to and from these and other regions on account of additional incidents of SARS could have a material adverse effect on the Company's business, results of operations, and financial condition. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to the Company's business. To the extent that such disruptions result in delays or cancellations of customer orders, or the manufacture or shipment of the Company's products, the Company's business, operating results and financial condition could be materially and adversely affected. More recently, the United States military involvement in overseas operations including, for example, the war with Iraq, could have a material adverse effect on the Company's business, results of operations, and financial condition.

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

           International sales are predominately denominated in United States dollars and the Company has not been exposed to material fluctuations in foreign currency exchange rates related to sales. However, the Company expects that in future periods, a greater portion of international sales may be denominated in currencies other than the United States dollar, which could expose it to losses and gains on foreign currency transactions. The Company does have certain expenses denominated in foreign currency. From time to time, the Company may choose to limit its exposure by utilizing hedging strategies. There can be no assurance that any such hedging strategies that the Company undertakes would be successful in avoiding exchange rate losses.

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

           The Company's success is dependent on recruiting and retaining key management and highly skilled technical, managerial, sales, and marketing personnel. The Company's ability to attract and retain employees also may be affected by cost control actions, including reductions in the Company's workforce and the associated reorganization of operations.

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

           The Company's operating results have fluctuated in the past and may do so in the future. The trading price of the Company's shares has been affected by the factors disclosed herein as well as prevailing economic and financial trends and conditions in the public securities markets. Share prices of companies in technology-related industries, such as the Company, tend to exhibit a high degree of volatility, which at times is unrelated to the operating performance of a company. The announcement of financial results that fall short of the results anticipated by the public markets could have an immediate and significant negative effect on the trading price of the Company's shares in any given period. Such shortfalls may result from events that are beyond the Company's immediate control, can be unpredictable and, since a significant proportion of the Company's sales during each fiscal quarter tend to occur in the latter stages of the quarter, may not be discernible until the end of a financial reporting period. These factors may contribute to the volatility of the trading value of its shares regardless of the Company's long-term prospects. The trading price of the Company's shares may also be affected by developments, including reported financial results and fluctuations in trading prices of the shares of other publicly-held companies in the telecommunications industry in general, and the Company's business segment in particular, which may not have any direct relationship with the Company's business or prospects.

           The Company's board of directors' ability to designate and issue up to 10,000,000 shares of undesignated stock and to change the designations, numbers, relative rights, preferences, and limitations of any authorized but unissued shares of preferred stock adversely could affect the voting power of the holders of common stock, and could have the effect of making it more difficult for a person to acquire, or could discourage a person from seeking to acquire, control of the Company. If this occurs, investors could lose the opportunity to receive a premium on the sale of their shares in a change of control transaction.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

           In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, development and/or normal operation of a long-lived asset. This Statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the Company's consolidated financial statements.

           In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishments of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002. The remainder of the statement is generally effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a material effect on the Company's consolidated financial statements.

           In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's consolidated financial statements.

           In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's consolidated financial statements.


FORWARD-LOOKING STATEMENTS

           From time to time, the Company makes forward-looking statements. Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. Forward-looking statements are often identified by future or conditional words such as "will," "plans," "expects," "intends," "believes," "seeks," "estimates," or "anticipates" or by variations of such words or by similar expressions.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to market risk from changes in interest rates. Various financial instruments held by the Company are sensitive to changes in interest rates. Interest rate changes could result in an increase or decrease in interest income as well as in gains or losses in the market value of the Company's debt security investments due to differences between the market interest rates and rates at the date of purchase of these investments.

         The Company places its cash investments with high credit-quality financial institutions and currently invests primarily in money market funds placed with major banks and financial institutions, corporate commercial paper, corporate and municipal short-term notes, corporate medium-term notes, asset backed securities, and United States government and United States government corporation and agency obligations and/or mutual funds investing in the like. The Company has investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. As of January 31, 2004, the Company had cash and cash equivalents, which generally have a maturity of three months or less, totaling approximately $128,713,000 and had short-term investments, which generally have a maturity up to three years, totaling approximately $95,817,000. If, during the year ended January 31, 2005, average short-term interest rates increase or decrease by 50 basis points relative to average rates realized during the year ended January 31, 2004, the Company's projected interest income from cash and cash equivalents and short-term investments would increase or decrease by approximately $1,123,000, assuming a similar level of investments in the year ended January 31, 2005.

           Due to the short-term nature of the Company's cash and cash equivalents, the carrying values approximates market value and are not generally subject to price risk due to fluctuations in interest rates. The Company's short-term investments are subject to price risk due to fluctuations in interest rates. Neither a 10% increase nor decrease in prices would have a material effect on the Company's consolidated financial statements. All short-term investments are considered to be available-for-sale, accounted for at fair value, with resulting unrealized gains or losses reported as a separate component of shareholders' equity. If these available-for-sale securities experience declines in fair value that are considered other-than-temporary, an additional loss would be reflected in net income (loss) in the period when the subsequent impairment becomes apparent. See Note 2 of the financial statements for more information regarding short-term investments.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           The financial information required by Item 8 is in the "Financial Statements" included in Item 15 of this report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.


ITEM 9A.   CONTROLS AND PROCEDURES

           (a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of January 31, 2004. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of January 31, 2004.

           (b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended January 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Information required by this item is incorporated by referenced to the information in the Company's Notice of Annual Meeting of Shareholders and Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 14, 2004 (the "Proxy Statement") under the captions "Codes of Business Conduct and Ethics", "Background of Directors and Executive Officers", "Audit Committee", and "Section 16(a) Beneficial Ownership Reporting Compliance".


ITEM 11.   EXECUTIVE COMPENSATION

           Information required by this Item is incorporated by reference to "Executive Compensation" and "Compensation of Directors" in the Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

           Information required by this Item is incorporated by reference to "Security Ownership of Management and Principal Shareholders" and "Equity Compensation Plan Information" in the Proxy Statement.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Information required by this Item is incorporated by reference to "Certain Relationships and Related Transactions" in the Proxy Statement.


ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

           Information required by this Item is incorporated by reference to "Independent Accounting Firm Fees" and "Policy for Audit, Audit Related and Non-Audit Services" in the Proxy Statement.

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                         Page(s)

         (a) Documents filed as part of this report.

             (1) Financial Statements.

                 Index to Consolidated Financial Statements               F-1

                 Independent Auditors' Report                             F-2

                 Consolidated Balance Sheets as of January 31, 2003       F-3
                         and 2004

                 Consolidated Statements of Operations                    F-4
                         for the years ended January 31, 2002,
                         2003 and 2004

                 Consolidated Statements of Shareholders'                 F-5
                         Equity for the years ended
                         January 31, 2002, 2003 and 2004

                 Consolidated Statements of Cash Flows for the            F-6
                         years ended January 31, 2002, 2003 and 2004

                 Notes to Consolidated Financial Statements               F-7

             (2) Financial Statement Schedules.

                 None

             (3) Exhibits.

                                 The Index of Exhibits commences on the
                      following page. Exhibits numbered 10.1 through 10.6 and
                      10.8 through 10.10 comprise material compensatory plans and arrangements of the registrant.

(b)      Reports on Form 8-K

         Item 12. Results of Operations and Financial Condition:

         This report attached the Company's press release dated December 3, 2003, announcing the financial results for the fiscal quarter ended October 31, 2003.

(c)      Index of Exhibits

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


           23.1**     Consent of Deloitte and Touche LLP, Independent Auditors

           24.1**     Powers of Attorney (see signature page to this report)

           31.1**     Certification of Chief Executive Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

           31.2**     Certification of Chief Financial Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

           32*** Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-------------------------

*       Incorporated by reference
**      Filed with this report on Form 10-K
***     Furnished herewith pursuant to Item 601(b)(32) of SEC Regulation S-K

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Ulticom, Inc.

                                  By: /s/ Shawn K. Osborne
                                  ---------------------------------------------
                                  Name: Shawn K. Osborne
                                  Date: April 14, 2004
                                  Title: President and Chief Executive Officer


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

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the dates indicated:

    Signature                                     Title                                  Date
    ---------                                     -----                                  ----
/s/ Kobi Alexander                 Chairman of the Board of Directors               April 08, 2004
---------------------------        and Director
Kobi Alexander


/s/ Shawn K. Osborne               President and Chief Executive Officer            April 08, 2004
---------------------------        and Director
Shawn K. Osborne                   (Principal Executive Officer)


/s/ Mark A. Kissman                Chief Financial Officer                          April 08, 2004
---------------------------        (Principal Financial Officer)
Mark A. Kissman


/s/ David Kreinberg                Director                                         April 08, 2004
---------------------------
David Kreinberg


/s/ William F. Sorin               Director                                         April 13, 2004
---------------------------
William F. Sorin


/s/ Paul D. Baker                  Director                                         April 13, 2004
---------------------------
Paul D. Baker


/s/ Yaacov Koren                   Director                                         April 13, 2004
---------------------------
Yaacov Koren


/s/ Ron Hiram                      Director                                         April 08, 2004
---------------------------
Ron Hiram


/s/ Rex A. Mc Williams             Director                                         April 08, 2004
---------------------------
Rex A. McWilliams


/s/ Zvi Bar-On                     Director                                         April 07, 2004
---------------------------
Zvi Bar-On


                          ULTICOM, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                           Page

Independent Auditors' Report............................................... F-2

Consolidated Balance Sheets as of January 31, 2003 and 2004................ F-3

Consolidated Statements of Operations for the
         years ended January 31, 2002, 2003 and 2004....................... F-4

Consolidated Statements of Shareholders' Equity for the
         years ended January 31, 2002, 2003 and 2004....................... F-5

Consolidated Statements of Cash Flows for the
         years ended January 31, 2002, 2003 and 2004....................... F-6

Notes to Consolidated Financial Statements................................. F-7

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of Ulticom, Inc.
Mt. Laurel, New Jersey



We have audited the accompanying consolidated balance sheets of Ulticom, Inc. and subsidiary (the "Company") as of January 31, 2003 and 2004, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended January 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2003 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Jericho, New York
March 24, 2004

                          ULTICOM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      JANUARY 31,         JANUARY 31,
                                                                                          2003               2004
                                                                                          ----               ----
                                             ASSETS
 CURRENT ASSETS:
       Cash and cash equivalents                                                       $ 102,672           $ 128,713
       Short-term investments                                                            116,074              95,817
       Accounts receivable, net                                                            4,212               6,417
       Inventories, net                                                                      695                 762
       Prepaid expenses and other current assets                                           3,194               2,676
       Deferred tax assets                                                                 1,201                 624
                                                                                     -----------         -----------
             Total current assets                                                        228,048             235,009
       Property and equipment, net                                                         3,333               2,182
       Investments                                                                         5,550               5,463
       Other assets                                                                          171                 163
                                                                                     -----------         -----------
             Total assets                                                              $ 237,102           $ 242,817
                                                                                     ===========         ===========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
       Accounts payable and accrued expenses                                           $   8,510           $   5,914
       Deferred revenue                                                                    3,593               3,707
                                                                                     -----------         -----------
             Total current liabilities                                                    12,103               9,621

 LONG-TERM LIABILITIES:
       Deferred tax liabilities                                                            1,597               1,349
       Other liabilities                                                                     250                   -
                                                                                     -----------         -----------
             Total liabilities                                                            13,950              10,970
                                                                                     -----------         -----------

 COMMITMENTS AND CONTINGENCIES  (Note 13)

 SHAREHOLDERS' EQUITY:
       Undesignated stock, no par value, 10,000,000 shares authorized,
          no shares issued and outstanding                                                     -                   -
       Common stock, no par value, 200,000,000 shares authorized,
          41,530,874 and 42,150,857 shares issued and outstanding                              -                   -
       Additional paid-in capital                                                        204,388             208,576
       Accumulated other comprehensive loss                                                 (525)               (598)
       Retained earnings                                                                  19,289              23,869
                                                                                     -----------         -----------
             Total shareholders' equity                                                  223,152             231,847
                                                                                     -----------         -----------
             Total liabilities and shareholders' equity                                $ 237,102           $ 242,817
                                                                                     ===========         ===========

                 See notes to consolidated financial statements

                          ULTICOM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  YEARS ENDED JANUARY 31,
                                                             ------------------------------------------------------------
                                                                2002                        2003                   2004
                                                                ----                        ----                   ----
 Sales:
   Product revenues:
    Sales to third parties                                    $ 39,692                   $ 19,325               $ 26,905
    Sales to related parties                                     8,921                      3,342                  4,231
                                                             ---------                  ---------              ---------
   Total product revenues                                       48,613                     22,667                 31,136
                                                             ---------                  ---------              ---------
   Service revenues:
    Sales to third parties                                       9,438                      6,554                  7,239
    Sales to related parties                                       105                         10                      3
                                                             ---------                  ---------              ---------
   Total service revenues                                        9,543                      6,564                  7,242
                                                             ---------                  ---------              ---------
 Total sales                                                    58,156                     29,231                 38,378
                                                             ---------                  ---------              ---------

 Cost of sales:
   Product costs                                                12,785                      5,930                  5,892
   Service costs                                                 6,751                      5,303                  5,266
                                                             ---------                  ---------              ---------
 Total cost of sales                                            19,536                     11,233                 11,158
                                                             ---------                  ---------              ---------

 Gross profit                                                   38,620                     17,998                 27,220

 Operating expenses:
 Research and development                                       14,236                     10,098                  9,461
 Selling, general and administrative                            15,861                     13,972                 15,168
 Workforce reduction and restructuring charges (credits)             -                      2,290                   (233)
                                                             ---------                  ---------              ---------
 Income (loss) from operations                                   8,523                     (8,362)                 2,824
 Interest and other income, net                                  8,761                      5,536                  3,493
                                                             ---------                  ---------              ---------
 Income (loss) before income tax provision (benefit)            17,284                     (2,826)                 6,317
 Income tax provision (benefit)                                  6,447                     (1,091)                 1,737
                                                             ---------                  ---------              ---------
 Net income (loss)                                            $ 10,837                   $ (1,735)              $  4,580
                                                             =========                  ==========             =========

 Earnings (loss) per share:
 Basic                                                        $   0.26                   $  (0.04)              $   0.11
                                                             =========                  ==========             =========
 Diluted                                                      $   0.25                   $  (0.04)              $   0.11
                                                             =========                  ==========             =========

                 See notes to consolidated financial statements

                          ULTICOM, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   YEARS ENDED JANUARY 31, 2002, 2003 AND 2004
                                 (IN THOUSANDS)

                                                                                      Accumulated Other
                                                                                 Comprehensive Income (Loss)
                                   Common Stock                                  ---------------------------
                                   ------------      Additional                   Unrealized       Cumulative            Total
                                Number of    Par      Paid-in         Retained      Gains          Translation        Shareholders'
                                 Shares     Value     Capital         Earnings     (Losses)        Adjustment            Equity
                                 ------     -----     -------         --------     --------        ----------            ------
BALANCE, FEBRUARY 1, 2001       40,511       $  -     $196,862        $ 10,187      $    -           $    -             $ 207,049
Comprehensive income:
Net income                                                              10,837                                             10,837
Unrealized gain on
  available-for-sale
  securities, net                                                                      287                                    287
Translation adjustment                                                                                  156                   156
                                                                                                                        ---------
Total comprehensive income                                                                                                 11,280
Common stock issued for
  employee stock purchase plan      60                     769                                                                769
Exercise of stock options          551                   1,927                                                              1,927
Tax benefit of dispositions of
  stock options                                          2,999                                                              2,999
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 31, 2002       41,122          -      202,557          21,024         287              156               224,024

Comprehensive loss:
Net loss                                                                (1,735)                                            (1,735)
Unrealized loss on
  available-for-sale
  securities, net                                                                     (721)                                  (721)
Translation adjustment                                                                                 (247)                 (247)
                                                                                                                        ---------
Total comprehensive loss                                                                                                   (2,703)
Common stock issued for
  employee stock purchase plan     107                     633                                                                633
Exercise of stock options          302                     815                                                                815
Tax benefit of dispositions of
  stock options                                            383                                                                383

------------------------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 31, 2003       41,531          -      204,388          19,289        (434)             (91)              223,152

Comprehensive income:
Net income                                                               4,580                                              4,580
Unrealized gain on
  available-for-sale
  securities, net                                                                      124                                    124
Translation adjustment                                                                                 (197)                 (197)
                                                                                                                        ---------
Total comprehensive income                                                                                                  4,507
Common stock issued for
  employee stock purchase plan     112                     548                                                                548
Exercise of stock options          508                   1,537                                                              1,537
Tax benefit of dispositions of
  stock options                                          2,103                                                              2,103
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 31, 2004       42,151      $   -     $208,576         $23,869       $(310)          $ (288)            $ 231,847
                                ======      =====     ========         =======       ======         ========            =========

                 See notes to consolidated financial statements

                          ULTICOM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            YEARS ENDED JANUARY 31,
                                                                            -------------------------------------------------------
                                                                                2002                2003                   2004
                                                                                ----                ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                             $  10,837          $  (1,735)            $   4,580
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization                                                  4,612              2,502                 1,933
   Deferred income tax provision (benefits)                                        (864)             1,547                   329
  Changes in operating assets and liabilities:
   Accounts receivable, net                                                          61              4,210                (2,205)
   Inventories, net                                                               1,179               (249)                  (67)
   Prepaid expenses and other current assets                                     (1,826)              (265)                2,621
   Accounts payable and accrued expenses                                          1,948             (4,462)               (2,596)
   Deferred revenue                                                              (6,969)               (86)                  114
   Other                                                                            402               (686)                 (315)
                                                                             ----------         ----------            ----------
           Net cash provided by operating activities                              9,380                776                 4,394
                                                                             ----------         ----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                           (3,819)              (565)                 (782)
   Maturities and sales (purchases) of investments, net                         (51,300)           (39,247)               20,344
                                                                             ----------         ----------            ----------
         Net cash provided by (used in) investing activities                    (55,119)           (39,812)               19,562
                                                                             ----------         ----------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock in connection with exercise of
   stock options and employee stock purchase plan                                 2,696              1,448                 2,085
                                                                             ----------         ----------            ----------
          Net cash provided by financing activities                               2,696              1,448                 2,085
                                                                             ----------         ----------            ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (43,043)          ( 37,588)               26,041
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                    183,303            140,260               102,672
                                                                             ----------         ----------            ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                        $ 140,260          $ 102,672             $ 128,713
                                                                             ==========         ==========            ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest                                        $       -          $       -             $       -
                                                                             ==========         ==========            ==========
Cash paid during the year for income taxes                                    $   7,464          $     813             $   1,247
                                                                             ==========         ==========            ==========

                 See notes to consolidated financial statements

                          ULTICOM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED JANUARY 31, 2002, 2003 AND 2004

1.         BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           COMPANY BUSINESS AND BACKGROUND - Ulticom, Inc. (together with its subsidiary, the "Company"), a New Jersey corporation and a majority-owned subsidiary of Comverse Technology, Inc. ("CTI"), designs, develops, markets, licenses, and supports service enabling signaling software for wireline, wireless and Internet communications software and hardware for use in the communications industry.

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

           CONCENTRATION OF CREDIT RISK - Financial instruments, which potentially expose the Company to a concentration of credit risk, consist primarily of cash investments and accounts receivable. The Company places its cash investments with high credit-quality financial institutions and currently invests primarily in money market funds placed with major banks and financial institutions, corporate commercial paper, corporate and municipal short-term notes, corporate medium-term notes, asset backed securities, and United States government and United States government corporation and agency obligations and/or mutual funds investing in the like. The Company believes no significant concentration of credit risk exists with respect to these cash investments. The Company sells its products to customers who are dispersed across many geographic regions and who are principally in the communications industry. The Company had three customers that represented approximately 56% of gross accounts receivable as of January 31, 2004. The Company had three customers that represented approximately 58% of gross accounts receivable as of January 31, 2003. The net carrying amounts of these financial instruments are a reasonable estimate of their fair value.

           A roll forward of the allowance for doubtful accounts is a follows:

                                                            YEARS ENDED JANUARY 31,
                                                            -----------------------
                                               2002                   2003                     2004
                                               ----                   ----                     ----
                                                                 (IN THOUSANDS)
       Balance, beginning of year             $ 425                   $ 849                   $ 636
       Charges to costs and expenses            850                       -                       -
       Deductions                               426                     213                     120
                                              -----                   -----                   -----
       Balance, end of year                   $ 849                   $ 636                   $ 516
                                              =====                   =====                   =====

           INVENTORIES - Inventories are stated at the lower of cost or market and consist entirely of finished goods, net of reserve for obsolescence. Cost is determined by the first-in, first-out method.

           PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost less accumulated depreciation and amortization. The Company depreciates its furniture and equipment using straight-line depreciation over periods ranging from three to seven years. Leasehold improvements are amortized over the lesser of the term of the respective lease or the estimated useful lives of the improvements (7 years). The cost of maintenance and repairs are charged to operations as incurred. Significant renewals and improvements are capitalized.

           During the year ended January 31, 2002, the Company changed its accounting estimates relating to depreciation of certain equipment. The estimated service lives for these assets were reduced from 5 years to 3 years. As a result of this change, net income was reduced by approximately $0.8 million, or $0.02 per diluted share.

           INVESTMENTS - The Company's long-term investments consist of common stock and warrants to purchase common stock of a company and are stated at cost, adjusted for declines in fair value that are considered other-than-temporary.

           INCOME TAXES - The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

           REVENUE AND EXPENSE RECOGNITION - In accordance with Statement of Position 97-2, "Software Revenue Recognition," and related Interpretations; product revenues, which include software license and hardware revenue, are generally recognized in the period in which the products are delivered and accepted by the customer, the fee is fixed and determinable, and collection is considered probable. When the Company has significant obligations subsequent to shipment, revenues are not recognized until the obligations are fulfilled. Revenues from arrangements that include significant acceptance terms are not recognized until acceptance has occurred. The Company provides its customers with post-contract support services, which generally consist of bug-fixing and telephone access to the Company's technical personnel, but may also include the right to receive product updates, upgrades, and enhancements. Revenue from these services is recognized ratably over the contract period. Post-contract support services included in the initial licensing fee are allocated from the total contract amount based on the relative fair value of vendor specific objective evidence ("VSOE"). For multi-element arrangements, VSOE of fair value is determined based on the price charged when the same element is sold separately or, for elements not yet being sold separately, the price established by management having the relevant authority. If VSOE of fair value does not exist for one or more delivered elements of a multi-element arrangement and VSOE of fair value exists for all undelivered elements, then revenue is recognized using the "residual method."

           Deferred revenue consists primarily of amounts billed to customers pursuant to terms specified in contracts but for which revenue has not been recognized.

           Included in product revenues are license revenues amounting to approximately $16,287,000, $6,873,000, and $11,517,000 for the years ended
January 31, 2002, 2003, and 2004, respectively. The related costs of sales associated with these license revenues include various personnel, duplication, and shipping costs, which were not material in each of the periods presented.

           Revenues from providing customer training are recognized when training is provided and historically has not been material.

           Revenues from fee-based consulting and development services are recognized when services are provided in accordance with customer's specification and historically have not been material.

           Cost of sales includes salary and related benefits, material costs, depreciation and amortization, as well as other costs associated with cost of sales activities. Research and development costs include salary and related benefits as well as travel, depreciation and amortization of research and development equipment, an overhead allocation, as well as other costs associated with research and development activities. Selling, general and administrative costs include salary and related benefits, travel, depreciation and amortization, marketing and promotional materials, recruiting expenses, professional fees, corporate services provided by CTI, facility costs, as well as other costs associated with sales, marketing, finance, and administrative departments.

           Expenses incurred in connection with research and development activities and selling, general and administrative expenses are charged to operations as incurred. Software development costs incurred after technological feasibility has been established and prior to general release to the public are capitalized and historically have not been material.

           FUNCTIONAL CURRENCY AND FOREIGN CURRENCY TRANSACTION GAINS AND LOSSES- The Company's sales and materials purchased for manufacturing are denominated in or linked to the United States dollar. Certain operating costs of foreign operations, principally salaries and related benefits, are denominated in local currencies and any transaction gains or losses are recorded in the Company's consolidated statements of operations. The Company records any necessary foreign currency translation adjustment, reflected in a separate component of shareholders' equity, at the end of each reporting period. As of January 31, 2003 and 2004, the Company had no outstanding foreign exchange contracts.

           LONG-LIVED ASSETS - The Company reviews for the impairment of long-lived assets whenever events change, or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows expected to result from the use of an asset and its proceeds from its eventual disposition are less than its carrying amount. Impairment is measured at fair value. In conjunction with the Company's restructuring plan during the year ended January 31, 2003, the Company identified impairment losses of approximately $130,000 that are included in "Workforce reduction and restructuring charges (credits)" in the Company's consolidated statements of operations.

            STOCK-BASED EMPLOYEE COMPENSATION - The Company accounts for stock options under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, no stock-based employee compensation cost is reflected in net income (loss) for any periods, as all options granted have an exercise price at least equal to the market value of the underlying common stock on the date of grant.

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

           The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for all periods:

                                                                                    YEARS ENDED JANUARY 31,
                                                                                    -----------------------
                                                                   2002                      2003                        2004
                                                                   ----                      ----                        ----
                                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss), as reported                                  $ 10,837                  $ (1,735)                  $  4,580

Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects                                        (4,039)                   (3,319)                    (4,695)
                                                                --------                  --------                   --------

Pro forma net income (loss)                                     $  6,798                  $ (5,054)                  $   (115)
                                                                ========                  ========                   ========

Earnings (loss) per share:
Basic - as reported                                             $   0.26                  $  (0.04)                  $   0.11
Basic - pro forma                                               $   0.17                  $  (0.12)                  $   0.00

Diluted - as reported                                           $   0.25                  $  (0.04)                  $   0.11
Diluted - pro forma                                             $   0.16                  $  (0.12)                  $   0.00


           The fair value of these options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                               YEARS ENDED JANUARY 31,
                                               -----------------------
                                       2002             2003           2004
                                       ----             ----           ----

       Risk-free interest rate          4.7%            4.0%            2.5%
       Dividend yield                   -                -              -
       Volatility                        95%             59%             60%
       Expected option life          5 years         5 years         5 years

                     The weighted-average fair value of options granted for the years ended January 31, 2002, 2003, and 2004 is estimated at $12.09, $3.64, and $5.09 per share, respectively.

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

           RECENT ACCOUNTING PRONOUNCEMENTS - In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction, development and/or normal operation of a long-lived asset. This Statement is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the Company's consolidated financial statements.

           In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishments of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002. The remainder of the statement is generally effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a material effect on the Company's consolidated financial statements.

           In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's consolidated financial statements.

           In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's consolidated financial statements.

           RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the manner of presentation in the current year.

2.         SHORT-TERM INVESTMENTS

           The Company classifies all of its short-term investments as available-for-sale securities. The following is a summary of available-for-sale securities as of January 31, 2004:

                                                                      GROSS                 GROSS              ESTIMATED
                                                                   UNREALIZED             UNREALIZED             FAIR
                                               COST                   GAINS                 LOSSES               VALUE
                                               ----                   -----                 ------               -----
                                                                           (IN THOUSANDS)
         United States Government
             agency bonds                  $    65,000             $         -            $       311         $    64,689
                                           -----------             -----------            -----------         -----------
         Total debt securities                  65,000                       -                    311              64,689
                                           -----------             -----------            -----------         -----------

         Mutual funds (1)                       31,128                       -                      -              31,128
                                           -----------             -----------            -----------         -----------
          Total equity securities               31,128                       -                      -              31,128
                                           -----------             -----------            -----------         -----------
                                           $    96,128             $         -            $       311         $    95,817
                                           ===========             ===========            ===========         ===========

(1) Investing in all or some of United States Government and United States Government corporation and agency obligations, corporate debt securities and commercial paper and asset-backed securities.

           The following is a summary of available-for-sale securities as of January 31, 2003:

                                                                       GROSS                    GROSS               ESTIMATED
                                                                    UNREALIZED               UNREALIZED               FAIR
                                                 COST                  GAINS                   LOSSES                 VALUE
                                                 ----                  -----                   ------                 -----
                                                                              (IN THOUSANDS)
         United States Government
             agency bonds                    $    60,138            $         7              $         -           $    60,145
                                             -----------            -----------              -----------           -----------
         Total debt securities                    60,138                      7                        -                60,145
                                             -----------            -----------              -----------           -----------

         Mutual funds (2)                         56,370                      -                      441                55,929
                                             -----------            -----------              -----------           -----------
          Total equity securities                 56,370                      -                      441                55,929
                                             -----------            -----------              -----------           -----------
                                             $   116,508            $         7              $       441           $   116,074
                                             ===========            ===========              ===========           ===========

(2) Investing in all or some of United States Government and United States Government corporation and agency obligations, corporate debt securities and commercial paper and asset-backed securities.

           As of January 31, 2004, all of the Company's debt securities have a contractual maturity between one year and three years. For the years ended January 31, 2002, 2003, and 2004, the Company had gross realized gains of approximately $0, $0, and $346,000, respectively, and gross realized losses of approximately $0, $190,000, and $1,227,000, respectively.

3.        PROPERTY AND EQUIPMENT

           Property and equipment consists of the following:

                                                                     JANUARY 31,
                                                                     -----------
                                                            2003                      2004
                                                            -----                     ----
                                                                    (IN THOUSANDS)
       Furniture and equipment                              $ 11,922                $  7,105
       Transportation equipment                                   17                       -
       Leasehold improvements                                    469                     499
                                                           ---------               ---------
                                                              12,408                   7,604
       Less accumulated depreciation and amortization          9,075                   5,422
                                                           ---------               ---------
                                                            $  3,333                $  2,182
                                                           =========               =========


4. WORKFORCE REDUCTION AND RESTRUCTURING ACCRUAL - During the year ended January 31, 2003, the Company took steps to better align its cost structure with the business environment. These steps included a workforce reduction and restructuring plan announced in April 2002. The plan included terminations of 47 employees in the United States and 18 employees in France, in the engineering and administrative departments of the Company. In connection with these actions, the Company charged approximately $2,290,000 to operations in the year ended January 31, 2003.

           In June 2003, the Company entered into an agreement with the landlord of the facility covered under the restructuring plan that terminates the current lease obligations in exchange for a lump sum payment by the Company and the execution of a lease for another smaller facility owned by the landlord, resulting in the reversal of approximately $214,000 of this previously taken charge. The workforce reduction and restructuring accrual was fully utilized by January 31, 2004. An analysis of the total charges of approximately $2,290,000 incurred during the year ended January 31, 2003 as well as a roll forward of workforce reduction and restructuring accrual for that period is as follows:

                                   WORKFORCE
                                 REDUCTION AND                                                          ACCRUAL BALANCE
                                 RESTRUCTURING               CASH                  NON-CASH                AT JANUARY
                                    CHARGE                 PAYMENTS                 CHARGE                  31, 2003
                                    ------                 --------                 ------                  --------
                                                        (IN THOUSANDS)
  Severance and related            $ 1,593                  $ 1,559                $     -                   $    34
  Property and equipment               130                       -                     130                         -
  Facilities and related               567                      150                      -                       417
                                  --------                 --------               --------                  --------
  Outstanding at end of period     $ 2,290                  $ 1,709                $   130                   $   451
                                  ========                 ========               ========                  ========

           A roll-forward of the workforce reduction and restructuring accrual from January 31, 2003 to January 31, 2004 is as follows:

                                          ACCRUAL BALANCE                                             ACCRUAL BALANCE
                                             AT JANUARY            CASH             NON-CASH             AT JANUARY
                                              31, 2003           PAYMENTS           CREDITS               31, 2004
                                              --------           --------           -------               --------
                                                              (IN THOUSANDS)
  Severance and related                        $   34             $   15            $   (19)                $   -
  Facilities and related                          417                203               (214)                    -
                                              -------            -------           --------                ------
  Outstanding at end of period                 $  451             $  218            $  (233)                $   -
                                              =======            =======           ========                ======


           Severance and related costs consisted primarily of severance payments to terminated employees, fringe related costs associated with severance payments, other termination costs, and legal and consulting costs.

            Facilities and related costs consisted primarily of contractually obligated lease liabilities and operating expenses related to facilities vacated as a result of the restructuring.

           The write-off of property and equipment consisted primarily of leasehold improvements and furnishings determined to be impaired at a facility vacated in the United States.


5.          ACCOUNTS PAYABLE AND ACCRUED EXPENSES

            Accounts payable and accrued expenses consist of the following:

                                                        JANUARY 31,
                                                        -----------
                                                2003                   2004
                                                ----                   ----
                                                       (IN THOUSANDS)

       Accounts payable                       $   994                $   718
       Accrued compensation and benefits        4,020                  4,034
       Other accrued expenses                   3,496                  1,162
                                              -------                -------
                                              $ 8,510                $ 5,914
                                              =======                =======


6.          RELATED PARTY TRANSACTIONS

           The Company sells products and provides services to other subsidiaries of CTI. Sales to related parties were approximately $9,026,000, $3,352,000, and $4,234,000 for the years ended January 31, 2002, 2003, and 2004, respectively.

           As of January 31, 2003 and 2004, amounts due from subsidiaries of CTI were approximately $519,000 and $240,000, respectively.

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

           o          routine legal services; and

           o consulting services with respect to the Company's corporate communications.


           The Company has agreed to pay to CTI a quarterly fee of $150,000, payable in arrears at the end of each fiscal quarter, in consideration for all services provided by CTI during such fiscal quarter. The Company was charged $600,000 in each of the years ended January 31, 2002, 2003, and 2004 for services provided by CTI. In addition, the Company has agreed to reimburse CTI for any out-of-pocket expenses incurred, if any, by CTI in providing the services. The agreement is currently in effect until January 31, 2005 and extends for additional twelve-month periods unless terminated by either party.

7.         STOCK OPTIONS

           EMPLOYEE STOCK COMPENSATION - At January 31, 2004, 4,189,018 shares of common stock were reserved for issuance upon exercise of options then outstanding and 901,416 shares of common stock were available for future grant under the Company's stock option plan. Options under the plan may be granted to key employees, directors, and other persons rendering services to the Company. Options, which are designated as "incentive stock options" under the option plan, may be granted with an exercise price not less than the fair market value of the underlying shares at the date of grant and are subject to certain quantity and other limitations specified in Section 422 of the Internal Revenue Code. Options, which are not intended to qualify as incentive stock options, may be granted at any price and without restriction as to amount. The options and the underlying shares are subject to adjustment in accordance with the terms of the plan in the event of stock dividends, recapitalizations, and similar transactions.

           The changes in the number of options were as follows:

                                                                    YEARS ENDED JANUARY 31,
                                                                    -----------------------
                                                     2002                     2003                    2004
                                                     ----                     ----                    ----
       Outstanding at beginning of period          3,802,471                 3,917,363                4,131,679
       Granted during the period                     913,591                 1,261,500                  611,500
       Exercised during the period                  (550,987)                 (302,454)                (508,218)
       Canceled, terminated, and expired            (247,712)                 (744,730)                 (45,943)
                                                 -----------               -----------              -----------
       Outstanding at end of period                3,917,363                 4,131,679                4,189,018
                                                 ===========               ===========              ===========


           Substantially all of the options outstanding as of January 31, 2004 vest in four equal annual increments from the date of grant, or for the options issued before the Company completed the initial public offering of its common stock, in four equal annual increments on the anniversary of Company's initial public offering, up to a maximum term of ten years for all options granted. At January 31, 2004, options to purchase an aggregate of 1,575,222 shares were vested and currently exercisable and options to purchase an additional 2,613,796 shares vest at various dates extending through the year ending January 31, 2008.

           Weighted average option exercise price information was as follows:

                                                                        YEARS ENDED JANUARY 31,
                                                                        -----------------------
                                                         2002                     2003                    2004
                                                         ----                     ----                    ----
       Outstanding at beginning of period               $  5.49                 $  8.06                  $  7.49
       Granted during the period                          16.76                    6.53                     9.65
       Exercised during the period                         3.52                    2.68                     3.02
       Canceled, terminated, and expired                  10.78                   10.81                     9.47
       Outstanding at end of period                        8.06                    7.49                     8.33
       Exercisable at the end of the period                7.55                    7.76                     8.34


            Significant option groups outstanding at January 31, 2004 and related weighted average price and life information were as follows:

                                                   WEIGHTED AVERAGE       WEIGHTED                                   WEIGHTED
        RANGE OF                   NUMBER             REMAINING           AVERAGE              NUMBER                 AVERAGE
     EXERCISE PRICE              OUTSTANDING       CONTRACTUAL LIFE    EXERCISE PRICE       EXERCISABLE           EXERCISE PRICE
     --------------              -----------       ----------------    --------------       -----------           --------------
 $  1.99    -   $  1.99               860,938             4.01             $ 1.99                493,578               $ 1.99
 $  2.75    -   $  3.97               440,705             5.05               3.16                249,251                 3.12
 $  6.49    -   $  7.64             1,185,363             8.49               6.53                234,113                 6.57
 $  9.38    -   $ 19.56             1,574,762             7.90              13.17                520,155                14.95
 $ 22.56    -   $ 27.47               112,250             6.68              25.58                 63,125                25.78
 $ 29.25    -   $ 29.25                15,000             7.10              29.25                 15,000                29.25
                                 ------------          -------           --------            -----------            ---------

                                    4,189,018             6.93             $ 8.33              1,575,222               $ 8.34
                                 ============          =======           ========            ===========            =========


8.        EMPLOYEE STOCK PURCHASE PLAN

           Upon completion of the Company's initial public offering, the Company adopted the 2000 Employee Stock Purchase Plan. Under the terms of this plan, all employees who have completed at least three months of employment are entitled, through payroll deductions of amounts up to 10% of their base salary, to purchase shares of the Company's common stock at 85% of the lesser of the market price at the offering commencement date or the offering termination date. The number of shares available under the plan is 600,000, of which approximately 279,000 had been issued as of January 31, 2004.

9.         EARNINGS (LOSS) PER SHARE ("EPS")

           Basic earnings (loss) per share is determined by using the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share further assumes the issuance of common shares for all dilutive potential shares outstanding. The calculation for earnings (loss) per share for the years ended January 31, 2002, 2003, and 2004 was as follows:

                              JANUARY 31, 2002                    JANUARY 31, 2003                       JANUARY 31, 2004
                              ----------------                    ----------------                       ----------------
                                               PER SHARE                            PER SHARE                              PER SHARE
                         INCOME        SHARES    AMOUNT      LOSS          SHARES     AMOUNT        INCOME       SHARES      AMOUNT
                         ------        ------    ------      ----          ------     ------        ------       ------      ------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
 BASIC EPS
 Net income (loss)      $ 10,837       40,929     $0.26     $ (1,735)      41,399     $(0.04)       $ 4,580      41,860       $0.11
                                                  =====                               ======                                  =====
 Effect of dilutive
 securities - options         -         2,317                     -            -                         -        1,401
                        --------     --------              ---------      -------                  --------     -------
 DILUTED EPS            $ 10,837       43,246     $0.25     $ (1,735)      41,399     $(0.04)       $ 4,580      43,261       $0.11
                        ========     ========     =====    =========      =======     ======       ========     =======       =====

           The diluted earnings (loss) per share computation for the year ended January 31, 2003 excludes incremental shares of approximately 1,158,000 related to employee stock options. These shares are excluded due to their anti-dilutive effect as a result of the Company's loss during the period.

 10.       INTEREST AND OTHER INCOME, NET

           Interest and other income, net consists of the following:

                                                                                         YEARS ENDED JANUARY 31,
                                                                                         -----------------------
                                                                          2002                    2003                    2004
                                                                          ----                    ----                    ----
                                                                                             (IN THOUSANDS)
        Interest and dividend income                                     $ 8,761                  $ 5,726                 $ 4,374
        Gains (losses) on investments, net                                     -                     (190)                   (881)
                                                                        --------                 --------                --------
                                                                         $ 8,761                  $ 5,536                 $ 3,493
                                                                        ========                 ========                ========

11.        INCOME TAXES

            The provision (benefit) for income taxes consists of the following:

                                                                                          YEARS ENDED JANUARY 31,
                                                                                          -----------------------
                                                                          2002                      2003                    2004
                                                                          ----                      ----                    ----
         Current provision (benefit):                                                          (IN THOUSANDS)
             Federal                                                     $ 6,729                 $ (2,370)                 $  678
             Foreign                                                           7                      150                     104
             State                                                           575                     (418)                    626
                                                                        --------                 --------                --------
                   Total current                                           7,311                   (2,638)                  1,408
                                                                        --------                 --------                --------
       Deferred provision (benefit):
             Federal                                                        (736)                   1,315                     581
             State                                                          (128)                     232                    (252)
                                                                        --------                 --------                --------
                   Total deferred                                           (864)                   1,547                     329
                                                                        --------                 --------                --------

                                                                         $ 6,447                 $ (1,091)                $ 1,737
                                                                        ========                 ========                ========

         The reconciliation of the United States federal statutory income tax
(benefit) rate to the Company's effective rate is as follows:
                                                                                            YEARS ENDED JANUARY 31,
                                                                                            -----------------------
                                                                             2002                     2003                 2004
                                                                             ----                     ----                 ----

       U. S. federal statutory expense (benefit) rate                            35%                     (35)%                  34%
       State taxes, net of federal income tax effect                              3                        7                     4
       Foreign income taxed at different rate                                     -                       (1)                   (3)
       Research and development credits                                           -                       (6)                   (5)
       Tax exempt income                                                         (2)                      (7)                   (4)
       Other                                                                      1                        3                     2
                                                                           --------                 --------              --------
       Company's effective tax rate                                              37%                     (39)%                  28%
                                                                           ========                 ========              ========

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's deferred tax asset and liability at January 31, 2003 and 2004 are as follows:

                                                                              JANUARY 31,
                                                                              -----------
                                                                      2003                 2004
                                                                      ----                 ----
                                                                            (IN THOUSANDS)
       Deferred tax asset:
             Accrued liabilities and other                          $   956                $   415
             Allowance for doubtful accounts                            245                    209
                                                                   --------               --------
                   Total deferred tax asset                         $ 1,201                $   624
                                                                   ========               ========
       Deferred tax liability:
             Depreciation and other                                 $ 1,597                $ 1,349
                                                                   --------               --------
                   Total deferred tax liability                     $ 1,597                $ 1,349
                                                                   ========               ========


12.        BUSINESS SEGMENT INFORMATION

             The Company is engaged in one business segment: the design, development, manufacture, marketing, and support of software and hardware for use in the communications industry.

             Sales by country, as a percentage of total sales, is as follows:

                                         YEARS ENDED JANUARY 31,
                                         -----------------------
                              2002                2003                 2004
                              ----                ----                 ----

       United States            38%                 29%                  28%
       Germany                   9                  21                   25
       Sweden                   12                  16                    3
       Israel                   16                  12                   11
       Other                    25                  22                   33
                              ----                ----                 ----
             Total             100%                100%                 100%
                              ====                ====                 ====


           For the year ended January 31, 2002, four customers accounted for approximately 18%, 16%, 11%, and 11% of the Company's sales. For the year ended January 31, 2003, three customers accounted for approximately 23%, 19%, and 11% of the Company's sales. For the year ended January 31, 2004, three customers accounted for approximately 26%, 11%, and 11% of the Company's sales.

           The Company had long-lived assets of approximately $6,868,000 in the United States and $940,000 in France at January 31, 2004. The Company had long-lived assets of approximately $8,041,000 in the United States and $1,013,000 in France at January 31, 2003.

13.        COMMITMENTS AND CONTINGENCIES

           LEASES - The Company leases office space under non-cancelable operating leases. Rent expense for all leased premises approximated $1,169,000, $1,145,000, and $1,054,000 for the years ended January 31, 2002, 2003, and 2004, respectively.

         As of January 31, 2004, the minimum annual rent obligations of the Company were approximately as follows:

    YEARS ENDING JANUARY 31,                                    AMOUNT
    ------------------------                                    ------
                                                            (IN THOUSANDS)

             2005                                              $   886
             2006                                                  903
             2007                                                  159
                                                               -------
                                                               $ 1,948
                                                               =======

14.      QUARTERLY INFORMATION (UNAUDITED)

The following table shows selected results of operations of each of the fiscal quarters during the years ended January 31, 2003 and 2004:


                                                                    FISCAL QUARTER ENDED
                         ----------------------------------------------------------------------------------------------------------
                         APR. 30,      JULY 31,      OCT. 31,       JAN. 31,      APR. 30,      JULY 31,      OCT. 31,     JAN. 31,
                           2002          2002          2002           2003          2003          2003          2003         2004
                           ----          ----          ----           ----          ----          ----          ----         ----
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales                    $ 7,097       $6,103         $7,764         $8,267       $9,129         $9,434        $9,691      $10,124
Gross profit               3,869        3,565          4,947          5,617        6,362          6,689         6,900        7,269
Net income (loss)         (1,079)      (2,094)           579            859          981          1,273         1,104        1,222

Diluted earnings (loss)
  per share              $(0.03)       $(0.05)        $ 0.01         $ 0.02       $ 0.02         $ 0.03        $ 0.03      $  0.03
                         =======       =======        ======         ======       ======         ======        ======      =======
