Form 10-Q
period 2004-04-30
ULTICOM INC
filed 2004-06-09
CIK 1103184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended April 30, 2004

                                       or

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

                                     [X] Yes                 [ ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

               The number of shares of Common Stock, no par value,
                 outstanding as of June 1, 2004 was 42,323,281.

                                TABLE OF CONTENTS
                                -----------------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
                                                                         Page
                                                                         ----

    1.       Condensed Consolidated Balance Sheets as
             of January 31, 2004 and April 30, 2004                        2

    2.       Condensed Consolidated Statements of Operations
             for the Three-Months ended
             April 30, 2003 and 2004                                       3

    3.       Condensed Consolidated Statements of Cash Flows for the
             Three-Months ended April 30, 2003 and 2004                    4

    4.       Notes to Condensed Consolidated Financial
             Statements                                                    5


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                8

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK.                                                 16

ITEM 4.      CONTROLS AND PROCEDURES.                                     16

                                     PART II
                                OTHER INFORMATION


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.                            17

SIGNATURES                                                                18

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

           Forward-looking statements made by the Company are intended to apply only at the time they are made, unless explicitly stated to the contrary. Moreover, whether or not stated in connection with a forward-looking statement, the Company makes no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made. If the Company were in any particular instance to update or correct a forward-looking statement, investors and others should not conclude that the Company will make additional updates or corrections thereafter.

                                     PART I
                              FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                          ULTICOM, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     JANUARY 31,       APRIL 30,
                                                                                        2004*            2004
                                                                                     ----------       ----------
                                                                                                      (UNAUDITED)
                                     ASSETS
 CURRENT ASSETS:
      Cash and cash equivalents                                                      $ 128,713        $ 153,892
      Short-term investments                                                            95,817           75,670
      Accounts receivable, net                                                           6,417            4,560
      Inventories, net                                                                     762              706
      Prepaid expenses and other current assets                                          3,300            3,772
                                                                                     ----------       ----------
          Total current assets                                                         235,009          238,600
      Property and equipment, net                                                        2,182            2,188
      Investments                                                                        5,463            5,463
      Other assets                                                                         163              161
                                                                                     ----------       ----------
           Total assets                                                              $ 242,817        $ 246,412
                                                                                     ==========       ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
      Accounts payable and accrued expenses                                            $ 5,914           $6,825
      Deferred revenue                                                                   3,707            3,384
                                                                                     ----------       ----------
          Total current liabilities                                                      9,621           10,209

      Other liabilities                                                                  1,349            1,399
                                                                                     ----------       ----------
          Total liabilities                                                             10,970           11,608
                                                                                     ----------       ----------

 SHAREHOLDERS' EQUITY:
      Undesignated stock, no par value, 10,000,000 shares authorized,
         no shares issued and outstanding                                                   --               --
      Common stock, no par value, 200,000,000 shares authorized,
         42,150,857 and 42,297,296 shares issued and outstanding                            --               --
      Additional paid-in capital                                                       208,576          209,538
      Accumulated other comprehensive loss                                                (598)            (788)
      Retained earnings                                                                 23,869           26,054
                                                                                     ----------       ----------
          Total shareholders' equity                                                   231,847          234,804
                                                                                     ----------       ----------
          Total liabilities and shareholders' equity                                 $ 242,817        $ 246,412
                                                                                     ==========       ==========


* The Condensed Consolidated Balance Sheet as of January 31, 2004 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.

   The accompanying notes are an integral part of these financial statements.

                          ULTICOM, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   THREE MONTHS ENDED

                                               APRIL 30,         APRIL 30,
                                                2003               2004
                                              --------           --------

Sales                                         $  9,129           $ 13,189
Cost of sales                                    2,767              3,496
                                              --------           --------
Gross profit                                     6,362              9,693

Operating expenses:
Research and development                         2,262              2,777
Selling, general and administrative              3,723              4,276
                                              --------           --------
Income from operations                             377              2,640
Interest and other income, net                   1,109                482
                                              --------           --------
Income before income tax provision               1,486              3,122
Income tax provision                               505                937
                                              --------           --------

Net income                                    $    981           $  2,185
                                              ========           ========


Earnings  per share:
Basic                                         $   0.02           $   0.05
                                              ========           ========
Diluted                                       $   0.02           $   0.05
                                              ========           ========



   The accompanying notes are an integral part of these financial statements.

                          ULTICOM, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                    THREE MONTHS ENDED
                                                                               APRIL 30,             APRIL 30,
                                                                                2003                   2004
                                                                              ---------              ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $     981              $   2,185
Adjustments to reconcile net income to net cash provided by
operating activities:
   Depreciation and amortization                                                   479                    293
   Deferred income tax provision                                                    --                   (175)
Changes in operating assets and liabilities:
   Accounts receivable, net                                                       (728)                 1,857
   Inventories, net                                                                 61                     56
   Prepaid expenses and other current assets                                      (142)                    51
   Accounts payable and accrued expenses                                          (177)                   911
   Deferred revenue                                                               (343)                  (323)
   Other                                                                          (130)                  (188)
                                                                              ---------              ---------
        Net cash provided by operating activities                                    1                  4,667
                                                                              ---------              ---------



CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                             (92)                  (299)
   Maturities and sales  of investments, net                                    14,797                 20,147
                                                                              ---------              ---------
        Net cash provided by investing activities                               14,705                 19,848
                                                                              ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock in connection with
     exercise of stock options and employee stock purchase plan                    338                    664
                                                                              ---------              ---------
          Net cash provided by financing activities                                338                    664
                                                                              ---------              ---------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                       15,044                 25,179

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 102,672                128,713
                                                                              ---------              ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $ 117,716              $ 153,892
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

           BASIS OF PRESENTATION - The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the year ended January 31, 2004. The condensed consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three-month periods ended April 30, 2004 are not necessarily indicative of the results to be expected for the full year.

           RECLASSIFICATIONS - Certain prior period amounts have been reclassified to conform to the manner of presentation in the current periods.

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

           The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for all periods:

                                                                                         THREE MONTHS ENDED
                                                                                             APRIL 30,
                                                                                     --------------------------

                                                                                         2003         2004
                                                                                         ----         ----

      Net income, as reported                                                        $    981        $  2,185

      Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax
      effects                                                                          (1,050)         (1,129)
                                                                                     ---------       ---------

      Pro forma net income (loss)                                                    $    (69)       $  1,056
                                                                                     ---------       ---------

      Earnings per share:

      Basic - as reported                                                            $   0.02        $   0.05
      Basic - pro forma                                                              $   0.00        $   0.03

      Diluted - as reported                                                          $   0.02        $   0.05
      Diluted - pro forma                                                            $   0.00        $   0.02


           COMPREHENSIVE INCOME - For the three-month periods ended April 30, 2003 and 2004, total comprehensive income was approximately $0.9 million and $2.0 million, respectively. The elements of comprehensive income include net income, unrealized gains/losses on available for sale securities, and foreign currency translation adjustments.

           EARNINGS PER SHARE - For the three-month periods ended April 30, 2003 and 2004, the computation of basic earnings per share is based on the weighted average number of outstanding common shares. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding (consisting entirely of stock options). The shares used in the computations are as follows:


                               THREE MONTHS ENDED
                                    APRIL 30,
                                2003        2004
                                 (In thousands)

                  Basic        41,581      42,207
                  Diluted      42,594      43,525

           RELATED PARTY TRANSACTIONS - The Company sells products and provides services to other subsidiaries of CTI. For the three-month periods ended April 30, 2003 and 2004, sales to related parties were approximately $1.0 million and $1.1 million, respectively.

           As of April 30, 2004, amounts due from subsidiaries of CTI was approximately $0.6 million.

           The Company has a corporate services agreement with CTI. Under this agreement, CTI provides the Company various administrative and consulting services. The Company has agreed to pay to CTI a quarterly fee of $150,000, payable in arrears at the end of each fiscal quarter, in consideration for all services provided by CTI during such fiscal quarter. The Company was charged $150,000 in each of the three-month periods ended April 30, 2004 and April 30, 2003 for services provided by CTI. In addition, the Company has agreed to reimburse CTI for any out-of-pocket expenses incurred, if any, by CTI in providing the services. The agreement is currently in effect until January 31, 2005 and extends for additional twelve-month periods unless terminated by either party.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED APRIL 30, 2004 COMPARED WITH
THREE-MONTH PERIOD ENDED APRIL 30, 2003

           Sales. Sales for the three-month period ended April 30, 2004 increased by approximately $4.1 million, or approximately 44%, to approximately $13.2 million when compared with the three-month period ended April 30, 2003. The increase was attributable to an increase in product revenues of approximately $4.3 million due primarily to a higher volume of sales and deployments of our Signalware products and services when compared with the three-month period ending April 30, 2003. Sales to international customers represented approximately 84% of sales for the three-month period ended April 30, 2004 and approximately 75% of sales in the three-month period ended April 30, 2003.

           Cost of Sales. Cost of sales increased by approximately $0.7 million, or approximately 26%, to approximately $3.5 million for the three-month period ended April 30, 2004 when compared with the three-month period ended April 30, 2003. The dollar increase is primarily attributable to increased material and production costs of approximately $0.5 million and personnel-related costs of approximately $0.2 million when compared to the three-month period ended April 30, 2003. Gross margins (expressed as a percentage of sales) increased to approximately 73% for the three-month period ended April 30, 2004 from approximately 70% in the three-month period ended April 30, 2003.

           Research and Development. Research and development expenses increased by approximately $0.5 million, or approximately 23%, to approximately $2.8 million and as a percentage of sales, decreased to approximately 21% for the three-month period ended April 30, 2004 from approximately 25% for the three-month period ending April 30, 2003. The dollar increase is primarily attributable to higher personnel-related costs of approximately $0.4 million for the three-month period ended April 30, 2004 when compared with the three-month period ended April 30, 2003.

           Selling, General and Administrative. Selling, general and administrative expenses increased by approximately $0.6 million, or approximately 15%, to approximately $4.3 million and, as a percentage of sales decreased to approximately 32% for the three-month period ended April 30, 2004 from approximately 41% for the three-month period ended April 30, 2003. The dollar increase is primarily attributable to higher personnel-related costs of approximately $0.5 million for the three-month period ended April 30, 2004 when compared with the three-month period ended April 30, 2003.

           Interest and Other Income,net. Interest income decreased by approximately $0.6 million, or approximately 57%, to approximately $0.5 million for the three-month period ended April 30, 2004 when compared with the three-month period ended April 30, 2003. The decrease is a result of lower interest income earned on the Company's cash investments of approximately $0.1 million, primarily as a result of the decline in interest rates when compared with the corresponding three-month period ended April 30, 2003 and recognizing unrealized losses from investments and foreign currency holdings of approximately $0.2 million and $0.2 million, respectively.

           Income Tax Provision. Provision for income taxes increased by approximately $0.4 million, or approximately 86%, to approximately $0.9 million for the three-month period ended April 30, 2004 when compared with the three-month period ended April 30, 2003. The Company's overall effective tax rate was approximately 30% and 34% in the three-month periods ended April 30, 2004 and 2003, respectively.

           Net Income. Net income increased by approximately $1.2 million, or approximately 123%, to approximately $2.2 million for the three-month period ended April 30, 2004 when compared with the three-month period ended April 30, 2003, and as a percentage of sales was approximately 17% and 11% in the three month periods ended April 30, 2004 and 2003, respectively. The changes are primarily attributable to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

           The Company had working capital at April 30, 2004 and January 31, 2004 of approximately $228.4 million and $225.4 million, respectively. At April 30, 2004 and January 31, 2004, the Company had cash and cash equivalents and short-term investments of approximately $229.6 million and $224.5 million, respectively.

           Operations for the three-month periods ending April 30, 2004 and 2003, after adjustment for non-cash items, provided cash of approximately $2.3 million and $1.5 million, respectively. During such periods, other changes in operating assets and liabilities provided (used) cash of approximately $2.4 million, and $(1.5) million, respectively.

           Investing activities for the three-month periods ended April 30, 2004 and 2003 provided cash of approximately $19.8 million, and $14.7 million, respectively. These amounts include (i) purchases of property and equipment of approximately $0.3 million and $0.1 million, respectively; and (ii) net maturities and sales of investments, of approximately $20.1 million, and $14.8 million, respectively.

           Financing activities for the three-month periods ended April 30, 2004 and 2003 provided cash of approximately $0.7 million and $0.3 million, respectively, related to proceeds from the issuance of common stock in connection with the exercise of stock options and employee stock purchase plan.

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

           The Company may pursue acquisitions of businesses, products or technologies in the future to expand its business and the products or services it offers. Any material acquisition could result in a decrease in working capital depending upon the amount, timing, and nature of the consideration paid.

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

           Historically, a limited number of customers have contributed a significant percentage of the Company's revenues. The Company anticipates that its operating results in any given period will continue to depend significantly upon revenues from a small number of customers. The deferral or loss of one or more significant orders from any of these customers could have a material adverse effect on the Company's business and operating results.

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


ITEM 4.  CONTROLS AND PROCEDURES.

(a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of April 30, 2004. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of April 30, 2004.

(b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended April 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibit Index.
    -------------

        31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C.
        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K.
    -------------------

           During the first quarter of 2004, the Company furnished a report on Form 8-K dated March 10, 2004, reporting under Items 7 and 12 that on March 10, 2004, the Company issued a press release announcing its financial results for the fourth quarter and fiscal year ended January 31, 2004.

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ULTICOM, INC.


Dated:       June 9, 2004                   /s/ Shawn K. Osborne
                                           -------------------------------------
                                           Shawn K. Osborne
                                           President and Chief Executive Officer



Dated:        June 9, 2004                   /s/ Mark A. Kissman
                                           -------------------------------------
                                           Mark A. Kissman
                                           Vice President of Finance and Chief
                                           Financial Officer