Form 10-Q
period 2004-07-31
ULTICOM INC
filed 2004-09-09
CIK 1103184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended July 31, 2004

                                       or

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

                                                         [X] Yes        [ ] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

               The number of shares of Common Stock, no par value, outstanding as of September 3, 2004 was 42,502,344

                                TABLE OF CONTENTS
                                -----------------

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS.
                                                                                     Page
                                                                                     ----

    1.        Condensed Consolidated Balance Sheets as
              of January 31, 2004 and July 31, 2004                                  2

    2.        Condensed Consolidated Statements of Income
              for the Three and Six-Month Periods ended
              July 31, 2003 and 2004                                                 3

    3.        Condensed Consolidated Statements of Cash Flows
              for the Six-Month Periods ended
              July 31, 2003 and 2004                                                 4

    4.        Notes to Condensed Consolidated Financial
              Statements                                                             5


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                         8

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
              MARKET RISK.                                                          19

ITEM 4.       CONTROLS AND PROCEDURES.                                              19

                                     PART II
                                OTHER INFORMATION


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                  20

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.                                     21

SIGNATURES                                                                          22


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

                                     PART I
                              FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                          ULTICOM, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     JANUARY 31,       JULY 31,
                                                                                        2004*            2004
                                                                                     ----------       ----------
                                                                                                      (UNAUDITED)
                                     ASSETS
 CURRENT ASSETS:
       Cash and cash equivalents                                                     $ 128,713        $ 190,111
       Short-term investments                                                           95,817           44,321
       Accounts receivable, net                                                          6,417            6,678
       Inventories                                                                         762            1,054
       Prepaid expenses and other current assets                                         3,300            4,617
                                                                                     ----------       ----------
           Total current assets                                                        235,009          246,781
       Property and equipment, net                                                       2,182            1,997
       Investments                                                                       5,463            5,375
       Other assets                                                                        163              159
                                                                                     ----------       ----------
           Total assets                                                              $ 242,817        $ 254,312
                                                                                     ==========       ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
       Accounts payable and accrued expenses                                         $   5,914        $   9,434
       Deferred revenue                                                                  3,707            3,927
                                                                                     ----------       ----------
           Total current liabilities                                                     9,621           13,361

       Other liabilities                                                                 1,349            1,360
                                                                                     ----------       ----------
           Total liabilities                                                            10,970           14,721
                                                                                     ----------       ----------

 SHAREHOLDERS' EQUITY:
       Undesignated stock, no par value, 10,000,000 shares authorized,
         no shares issued and outstanding                                                   --               --
       Common stock, no par value, 200,000,000 shares authorized,
         42,150,857 and 42,453,316 shares issued and outstanding                            --               --
       Additional paid-in capital                                                      208,576          210,525
       Accumulated other comprehensive loss                                               (598)            (982)
       Retained earnings                                                                23,869           30,048
                                                                                     ----------       ----------
           Total shareholders' equity                                                  231,847          239,591
                                                                                     ----------       ----------
           Total liabilities and shareholders' equity                                $ 242,817        $ 254,312
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

                          ULTICOM, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    SIX MONTHS ENDED                  THREE MONTHS ENDED
                                                                JULY 31,         JULY 31,          JULY 31,         JULY 31,
                                                                 2003             2004              2003              2004
                                                                 ----             ----              ----              ----
Sales                                                          $ 18,563         $ 29,276           $  9,434         $ 16,087
Cost of sales                                                     5,512            7,037              2,745            3,541
                                                               ---------        ---------          ---------        ---------
Gross profit                                                     13,051           22,239              6,689           12,546


Operating expenses:
    Research and development                                      4,608            5,345              2,346            2,568
    Selling, general and administrative                           7,444            8,942              3,721            4,666
    Workforce reduction and restructuring credit                   (233)               -               (233)               -
                                                               ---------        ---------          ---------        ---------

Income from operations                                            1,232            7,952                855            5,312
Interest and other income, net                                    2,182            1,134              1,073              652
                                                               ---------        ---------          ---------        ---------

Income before income tax provision                                3,414            9,086              1,928            5,964
Income tax provision                                              1,160            2,907                655            1,970
                                                               ---------        ---------          ---------        ---------

Net income                                                     $  2,254         $  6,179           $  1,273         $  3,994
                                                               =========        =========          =========        =========


Earnings per share:
    Basic                                                      $   0.05         $   0.15           $   0.03         $   0.09
                                                               =========        =========          =========        =========
    Diluted                                                    $   0.05         $   0.14           $   0.03         $   0.09
                                                               =========        =========          =========        =========



   The accompanying notes are an integral part of these financial statements.

                          ULTICOM, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       SIX MONTHS ENDED
                                                                                JULY 31,              JULY 31,
                                                                                 2003                   2004
                                                                                 ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $  2,254               $  6,179
Adjustments to reconcile net income to net cash provided by
operating activities:
   Depreciation and amortization                                                   957                    722
   Deferred income tax provision                                                    --                   (791)
Changes in operating assets and liabilities:
   Accounts receivable, net                                                     (1,169)                  (261)
   Inventories                                                                     138                   (292)
   Prepaid expenses and other current assets                                      (904)                   233
   Accounts payable and accrued expenses                                          (730)                 3,520
   Deferred revenue                                                               (336)                   220
   Other                                                                          (637)                  (380)
                                                                             ----------             ----------
        Net cash provided by (used in) operating activities                       (427)                 9,150
                                                                             ----------             ----------



CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                            (476)                  (537)
   Maturities and sales (purchases) of investments, net                        (10,241)                51,584
                                                                             ----------             ----------
        Net cash provided by (used in) investing activities                    (10,717)                51,047
                                                                             ----------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock in connection with
     exercise of stock options and employee stock purchase plan                  1,354                  1,201
                                                                             ----------             ----------
          Net cash provided by financing activities                              1,354                  1,201
                                                                             ----------             ----------

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                           (9,790)                61,398
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 102,672                128,713
                                                                             ----------             ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $  92,882              $ 190,111
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

         BASIS OF PRESENTATION - The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the year ended January 31, 2004. The condensed consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three-month and six-month periods ended July 31, 2004 are not necessarily indicative of the results to be expected for the full year.

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

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for all periods:


                                                              SIX MONTHS ENDED                  THREE MONTHS ENDED
                                                                   JULY 31,                          JULY 31,

                                                              2003              2004             2003          2004
                                                              ----              ----             ----          ----

      Net income, as reported                               $ 2,254          $  6,179           $ 1,273      $ 3,994

      Deduct: Total stock-based employee compensation
      expense determined under fair value based method
      for all awards, net of related tax effects             (2,238)           (2,272)           (1,188)      (1,143)
                                                            --------          --------          --------     --------

      Pro forma net income                                  $    16           $ 3,907           $    85      $ 2,851
                                                            ========          ========          ========     ========
      Earnings per share:

      Basic - as reported                                   $  0.05           $  0.15           $  0.03      $  0.09
      Basic - pro forma                                     $  0.00           $  0.09           $  0.00      $  0.07

      Diluted - as reported                                 $  0.05           $  0.14           $  0.03      $  0.09
      Diluted - pro forma                                   $  0.00           $  0.09           $  0.00      $  0.07


         COMPREHENSIVE INCOME - For the six-month periods ended July 31, 2003 and 2004, total comprehensive income was approximately $0.9 million and $5.8 million, respectively and for the three-month periods ended July 31, 2003 and 2004 was approximately $0.1 million and $3.8 million, respectively. The elements of comprehensive income include net income, unrealized gains/losses on available for sale securities, and foreign currency translation adjustments.

         EARNINGS PER SHARE - For the six-month and three-month periods ended July 31, 2003 and 2004, the computation of basic earnings per share is based on the weighted average number of outstanding common shares. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding (consisting entirely of stock options). The shares used in the computations are as follows:

                                 SIX MONTHS ENDED           THREE MONTHS ENDED
                                       JULY 31,                    JULY 31,
                                2003        2004              2003        2004
                                              (In thousands)

                  Basic      41,673        42,295            41,764       42,380
                  Diluted    42,984        43,549            43,258       43,575


        RELATED PARTY TRANSACTIONS - The Company sells products and provides services to other subsidiaries of CTI. For the six-month periods ended July 31, 2003 and 2004, sales to related parties were approximately $1.8 million and $2.7 million, respectively, and for the three-month periods ended July 31, 2003 and 2004 were approximately $0.8 million and $1.7 million, respectively.

         As of July 31, 2004, amounts due from subsidiaries of CTI was approximately $1.1 million.

         The Company has a corporate services agreement with CTI. Under this agreement, CTI provides the Company various administrative and consulting services. The Company has agreed to pay to CTI a quarterly fee of $150,000, payable in arrears at the end of each fiscal quarter, in consideration for all services provided by CTI during such fiscal quarter. The Company was charged $300,000 and $150,000, respectively, in each of the six-month and three-month periods ended July 31, 2003 and 2004 for services provided by CTI. In addition, the Company has agreed to reimburse CTI for any out-of-pocket expenses incurred, if any, by CTI in providing the services. The agreement is currently in effect until January 31, 2005 and extends for additional twelve-month periods unless terminated by either party.

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

As explained in greater detail in "Certain Trends and Uncertainties", the Company is operating within the telecommunication industry that has been experiencing a challenging capital spending environment, although there is some evidence of recent improvement. Overall, the Company has achieved year over year and sequential growth in revenue and operating income during the six-month and three-month periods ended July 31, 2004.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to the critical accounting policies and estimates as disclosed in the Annual Report on Form 10-K for the year ended January 31, 2004.


RESULTS OF OPERATIONS

Summary of Results

Consolidated results of operations in dollars and as a percentage of sales for each of the six-months and three-month periods ended July 31, 2003 and 2004 were as follows:


                                                                Six Months ended
                                                       (in thousands, except percentages)
                                                                  (Unaudited)

                                          July 31,   % of      July 31,     % of                  %
                                            2003     sales       2004       sales   Variance   variance

Sales                                     $18,563     100%     $29,276       100%    $10,713       58%
Cost of sales                               5,512      30%       7,037        24%      1,525       28%
                                          --------  --------   --------    --------  --------   --------
Gross profit                               13,051      70%      22,239        76%      9,188       70%

Operating expenses:
  Research and development                  4,608      25%       5,345        18%        737       16%
  Selling, general and administrative       7,444      40%       8,942        31%      1,498       20%
  Workforce reduction and restructuring
   credit                                    (233)     (1)%          -         -         233     (100)%
                                          --------  --------   --------    --------  --------   --------
Income from operations                      1,232       6%       7,952        27%      6,720      545%

Interest and other income,  net             2,182      12%       1,134         4%     (1,048)     (48)%
                                          --------  --------   --------    --------  --------   --------

Income before income tax provision          3,414      18%       9,086        31%      5,672      166%
Income tax provision                        1,160       6%       2,907        10%      1,747      151%
                                          --------  --------   --------    --------  --------   --------

Net income                                $ 2,254      12%     $ 6,179        21%    $ 3,925      174%
                                          ========  ========   ========    ========  ========   =========

Effective tax rate                           34%                  32%
                                          ========             ========

                             ** TABLE CONTINUED **

                                                               Three Months ended
                                                        (in thousands, except percentages)
                                                                   (Unaudited)

                                          July 31,   % of      July 31,    % of                    %
                                            2003      sales      2004      sales     Variance   variance

Sales                                     $ 9,434     100%     $16,087       100%    $ 6,653       71%
Cost of sales                               2,745      29%       3,541        22%        796       29%
                                          --------  --------   --------    --------  --------   --------
Gross profit                                6,689      71%      12,546        78%      5,857       88%

Operating expenses:
  Research and development                  2,346      25%       2,568        16%        222        9%
  Selling, general and administrative       3,721      39%       4,666        29%        945       25%
  Workforce reduction and restructuring
   credit                                    (233)     (2)%          -           -       233     (100)%
                                          --------  --------   --------    --------  --------   --------
Income from operations                        855       9%       5,312        33%      4,457      521%

Interest and other income,  net             1,073      11%         652         4%       (421)     (39)%
                                          --------  --------   --------    --------  --------   --------

Income before income tax provision          1,928      20%       5,964        37%      4,036      209%
Income tax provision                          655       7%       1,970        12%      1,315      201%
                                          --------  --------   --------    --------  --------   --------

Net income                                $ 1,273      13%     $ 3,994        25%    $ 2,721      214%
                                          ========  ========   ========    ========  ========   ========

Effective tax rate                           34%                  33%
                                          ========             ========

                              ** TABLE COMPLETE **

SIX-MONTH AND THREE-MONTH PERIODS ENDED JULY 31, 2004 COMPARED WITH SIX-MONTH AND THREE-MONTH PERIODS ENDED JULY 31, 2003

         Sales. Sales for the six-month and three-month periods ended July 31, 2004 increased by approximately $10.7 million, or approximately 58%, and approximately $6.7 million, or approximately 71%, to approximately $29.3 million and approximately $16.1 million, respectively, when compared with the six-month and three-month periods ended July 31, 2003. The increase was due primarily to a higher volume of sales and deployments of our Signalware products. Sales to international customers represented approximately 78% and 74% respectively, of sales for the six-month and three-month periods ended July 31, 2004 and approximately 71% and 67%, respectively, of sales in the six-month and three-month periods ended July 31, 2003.

         Cost of Sales. Cost of sales for the six-month period ended July 31, 2004 increased to approximately $7.0 million, an increase of approximately $1.5 million, or approximately 28%, when compared with the six-month period ended July 31, 2003. This increase is primarily attributable to increased material and production costs of approximately $1.0 million and personnel-related and other costs of approximately $0.5 million when compared to the corresponding 2003 period. Gross margins (expressed as a percentage of sales) increased to approximately 76% for the six-month period ended July 31, 2004 from approximately 70% in the corresponding 2003 period. Cost of sales for the three-month period ended July 31, 2004 increased to approximately $3.5 million, an increase of approximately $0.8 million, or approximately 29%, when compared with the three-month period ended July 31, 2003. This increase is primarily attributable to increased material and production costs of approximately $0.6 million and personnel-related costs of approximately $0.2 million when compared to the three-month period ended July 31, 2003. Gross margins increased to approximately 78% for the three-month period ended July 31, 2004 from approximately 71% in the corresponding 2003 period.

         Research and Development. Research and development expenses for the six-month period ended July 31, 2004 increased to approximately $5.3 million, an increase of approximately $0.7 million, or approximately 16%, and as a percentage of sales, decreased to approximately 18% from approximately 25% when compared with the corresponding 2003 period. The dollar increase is primarily attributable to higher personnel-related costs of approximately $0.7 million when compared with the corresponding 2003 period. Research and development expenses for the three-month period ended July 31, 2004 increased to approximately $2.6 million, an increase of approximately $0.2 million, or approximately 9%, and as a percentage of sales, decreased to approximately 16% from approximately 25% for the corresponding 2003 period. The dollar increase is primarily attributable to higher personnel-related costs of approximately $0.2 million when compared with the corresponding 2003 period.

         Selling, General and Administrative. Selling, general and administrative expenses for the six-month period ended July 31, 2004 increased to approximately $8.9 million, an increase of approximately $1.5 million, or approximately 20%, and as a percentage of sales decreased from approximately 40% to approximately 31% when compared with the corresponding 2003 period. The dollar increase is primarily attributable to increases of approximately $1.0 million in personnel-related costs, approximately $0.3 million in professional fees and approximately $0.2 million in travel expenses when compared with the corresponding 2003 period. Selling, general and administrative expenses for the three-month period ended July 31, 2004 increased to approximately $4.7 million, an increase of approximately $0.9 million, or approximately 25%, and as a percentage of sales decreased from approximately 39% to approximately 29% when compared with the corresponding 2003 period. The dollar increase is primarily attributable to increases of approximately $0.5 million in personnel-related costs and approximately $0.4 million in professional fees when compared with the corresponding 2003 period.

         Interest and Other Income, net. Interest and other income, net for the six-month period ended July 31, 2004 decreased to approximately $1.1 million, a decrease of approximately $1.0 million, or approximately 48% when compared with the corresponding 2003 period. The dollar decrease is a result of lower interest income earned on the Company's cash investments of approximately $0.6 million, primarily as a result of a shift towards investing in lower yielding, tax efficient investments. The Company recognized realized losses from investments and foreign currency holdings of approximately $0.5 million and approximately $0.1 million, respectively, an increase of approximately $0.2 million and approximately $0.2 million, respectively, when compared with the corresponding 2003 period. Interest and other income, net for the three-month period ended July 31, 2004 decreased to approximately $0.7 million, a decrease of approximately $0.4 million, or approximately 39%, when compared with the corresponding 2003 period. The dollar decrease is a result of lower interest income earned on the Company's cash investments of approximately $0.4 million, primarily as a result of a shift towards investing in lower yielding, tax efficient investments when compared with the corresponding 2003 period.

         Income Tax Provision. Provision for income taxes for the six-month period ended July 31, 2004 increased to approximately $2.9 million, an increase of approximately $1.8 million, or approximately 151% when compared with the six-month period ended July 31, 2004. Provision for income taxes for the three-month period ended July 31, 2004 increased to approximately $2.0 million, an increase of approximately $1.3 million, or approximately 201%, when compared with the three-month period ended July 31, 2003. The Company's overall effective tax rate was approximately 32% and 33%, respectively, in the six-month and three-month periods ended July 31, 2004 and approximately 34% for the six-month and three-month periods ending July 31, 2003.

         Net Income. Net income for the six-month period ending July 31, 2004 increased to approximately $6.2 million, an increase of approximately $3.9 million, or approximately 174% when compared with the corresponding 2003 period. Net income for the three-month period ending July 31, 2004 increased to approximately $4.0 million, an increase of approximately $2.7 million, or approximately 214%, when compared with corresponding 2003 period. As a percentage of sales, net income was approximately 21% and 25%, respectively, in the six-month and three-month periods ended July 31, 2004 and approximately 12% and 13%, respectively, in the six-month and three-month periods ended July 31, 2003. The changes are primarily attributable to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital at July 31, 2004 and January 31, 2004 of approximately $233.4 million and $225.4 million, respectively. At July 31, 2004 and January 31, 2004, the Company had cash and cash equivalents and short-term investments of approximately $234.4 million and $224.5 million, respectively.

         Operations for the six-month periods ending July 31, 2004 and 2003, after adjustment for non-cash items, provided cash of approximately $6.1 million and $3.2 million, respectively. During such periods, other changes in operating assets and liabilities provided (used) cash of approximately $3.1 million and $(3.6) million, respectively.

         Investing activities for the six-month periods ended July 31, 2004 and 2003 provided (used) cash of approximately $51.0 million and $(10.7) million, respectively. These amounts include (i) purchases of property and equipment of approximately $(0.5) million and $(0.5) million, respectively; and (ii) net maturities and sales (purchases) of investments, of approximately $51.6 million and $(10.2) million, respectively.

         Financing activities for the six-month periods ended July 31, 2004 and 2003 provided cash of approximately $1.2 million and $1.4 million, respectively, related to proceeds from the issuance of common stock in connection with the exercise of stock options and employee stock purchase plan.

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


CERTAIN TRENDS AND UNCERTAINTIES

         The Company derives substantially all of its revenue from the telecommunications industry, which is experiencing a challenging capital spending environment. Although the capital spending environment has improved and the Company's revenues have increased in recent quarters, the Company experienced significant revenue declines from historical peak revenue levels, and if capital spending and technology purchasing by the Company's customers does not continue to improve or if they decline, revenue may stagnate or decrease, and the Company's operating results may be adversely affected. For these reasons and the risk factors outlined below, it has been and continues to be very difficult for the Company to accurately forecast future revenues and operating results.

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

         The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 and related Interpretations, which provide that any compensation expense relative to employee stock options be measured based on the intrinsic value of the stock options. As a result, when options are priced at or above the fair market value of the underlying stock on the date of grant, as is the Company's practice, the Company incurs no compensation expense. However, the Financial Accounting Standards Board has proposed in its exposure draft entitled "Share-Based Payment, an amendment of FASB Statements No 123 and 95" new accounting requirements that, if adopted, would cause the Company to record compensation expense for all employee stock option grants. Any such expense, although it would not affect the Company's cash flows, could have a material impact on the Company's results of operations.

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

         Because the Company relies on a limited number of independent manufacturers to produce boards for its products, if these manufacturers experience financial, operational or other difficulties, the Company may experience disruptions to its product supply. The Company may not be able to find alternate manufacturers that meet its requirements and existing or alternative sources for boards may not continue to be available at favorable prices. The Company also relies on a limited number of suppliers for its board components and it does not have any long-term supply agreements. Thus, if there is a shortage of supply for these components, the Company may experience an interruption in its product supply.

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


ITEM 4.           CONTROLS AND PROCEDURES.

(a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of July 31, 2004. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of July 31, 2004.

(b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended July 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the Company's annual meeting of shareholders held on June 14, 2004, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, the following matters were voted upon by shareholders:

         1. The election of nine directors to serve as the Board of Directors of the Company until the next annual meeting of shareholders and the election of their qualified successors.

         2. A proposal to ratify the engagement of Deloitte & Touche LLP as independent auditors of the Company for the year ending January 31, 2005.

         The nominees for directors were elected based upon the following votes:

Nominee                        Votes For       Votes Withheld

Kobi Alexander                 38,911,921         2,793,282

Paul Baker                     39,416,491         2,288,712

Michael J. Chill               41,553,244           151,959

Ron Hiram                      41,445,204           259,999

Yaacov Koren                   38,314,473         3,390,730

David Kreinberg                39,416,491         2,288,712

Rex A. McWilliams              38,170,119         3,535,084

Shawn K. Osborne               39,413,706         2,291,497

Paul L. Robinson               39,406,678         2,298,525


         The ratification of the engagement of Deloitte & Touche LLP as independent auditors of the Company for the year ending January 31, 2005 was approved as follows:

                  41,070,428        Votes for Approval

                     628,665        Votes Against

                       6,120        Abstentions

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


(b) Reports on Form 8-K.
    -------------------

           During the second quarter of 2004, the Company furnished a report on Form 8-K dated June 2, 2004, reporting under Items 7 and 12 that on June 2, 2004, the Company issued a press release announcing its financial results for the fiscal quarter ended April 30, 2004.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ULTICOM, INC.


Dated:  September 9, 2004                    /s/ Shawn K. Osborne
                                             -----------------------------------
                                             Shawn K. Osborne
                                             President and Chief Executive
                                             Officer



Dated:  September 9, 2004                    /s/ Mark A. Kissman
                                             -----------------------------------
                                             Mark A. Kissman
                                             Vice President of Finance and
                                             Chief Financial Officer