Form 10-Q
period 2004-10-31
ULTICOM INC
filed 2004-12-10
CIK 1103184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 31, 2004

                                       or

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

                                                 [X] Yes          [ ] No


               The number of shares of Common Stock, no par value,
                outstanding as of December 3, 2004 was 43,098,246

                                TABLE OF CONTENTS
                                -----------------

                                     PART I
                              FINANCIAL INFORMATION


 ITEM 1.       FINANCIAL STATEMENTS.
                                                                                         Page

    1.         Condensed Consolidated Balance Sheets as of January 31, 2004 and
               October 31, 2004                                                           2

    2.         Condensed Consolidated Statements of Income for the Three and
               Nine-Month Periods ended October 31, 2003 and 2004                         3

    3.         Condensed Consolidated Statements of Cash Flows for the
               Nine-Month Periods ended October 31, 2003 and 2004                         4

    4.         Notes to Condensed Consolidated Financial Statements                       5


ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                             8

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.               20

ITEM 4.        CONTROLS AND PROCEDURES.                                                  20

                                     PART II
                                OTHER INFORMATION


ITEM 6. EXHIBITS.                                                                        21

SIGNATURES                                                                               22


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

                                     PART I
                              FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                          ULTICOM, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     JANUARY 31,      OCTOBER 31,
                                                                                        2004*            2004
                                                                                     ----------       ----------
                                                                                                      (UNAUDITED)
                                     ASSETS
 CURRENT ASSETS:
       Cash and cash equivalents                                                     $ 128,713        $ 187,403
       Short-term investments                                                           95,817           54,526
       Accounts receivable, net                                                          6,417            8,821
       Inventories                                                                         762            1,385
       Prepaid expenses and other current assets                                         3,300            3,768
                                                                                     ----------       ----------
           Total current assets                                                        235,009          255,903
       Property and equipment, net                                                       2,182            2,086
       Investments                                                                       5,463            5,375
                                                                                           163              149
                                                                                     ----------       ----------
           Total assets                                                              $ 242,817        $ 263,513
                                                                                     ==========       ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
       Accounts payable and accrued expenses                                         $   5,914        $   8,203
       Deferred revenue                                                                  3,707            3,242
                                                                                     ----------       ----------
           Total current liabilities                                                     9,621           11,445

        Other liabilities                                                                1,349            1,577
                                                                                     ----------       ----------
           Total liabilities                                                            10,970           13,022
                                                                                     ----------       ----------

 SHAREHOLDERS' EQUITY:
       Undesignated stock, no par value, 10,000,000 shares authorized,
         no shares issued and outstanding                                                   --               --
       Common stock, no par value, 200,000,000 shares authorized,
         42,150,857 and 43,075,010 shares issued and outstanding                            --               --
       Additional paid-in capital                                                      208,576          216,240
       Accumulated other comprehensive loss                                               (598)            (664)
       Retained earnings                                                                23,869           34,915
                                                                                     ----------       ----------
           Total shareholders' equity                                                  231,847          250,491
                                                                                     ----------       ----------
           Total liabilities and shareholders' equity                                $ 242,817        $ 263,513
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

                          ULTICOM, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   NINE MONTHS ENDED           THREE MONTHS ENDED
                                                              OCTOBER 31,    OCTOBER 31,    OCTOBER 31,     OCTOBER 31,
                                                                  2003          2004           2003            2004
                                                                  ----          ----           ----            ----
Sales                                                        $   28,254     $   46,310     $    9,691     $   17,034
Cost of sales                                                     8,303         10,786          2,791          3,749
                                                             -----------    -----------    -----------    -----------
Gross profit                                                     19,951         35,524          6,900         13,285

Operating expenses:
    Research and development                                      7,077          7,918          2,469          2,573
    Selling, general and administrative                          11,214         13,246          3,770          4,304
    Workforce reduction and restructuring credit                   (233)             -              -              -
                                                             -----------    -----------    -----------    -----------

Income from operations                                            1,893         14,360            661          6,408
Interest and other income, net                                    2,739          2,130            557            996
                                                             -----------    -----------    -----------    -----------

Income before income tax provision                                4,632         16,490          1,218          7,404
Income tax provision                                              1,274          5,444            114          2,537
                                                             -----------    -----------    -----------    -----------

Net income                                                   $    3,358     $   11,046     $    1,104     $    4,867
                                                             ===========    ===========    ===========    ===========

Earnings per share:
    Basic                                                    $     0.08     $     0.26     $     0.03     $     0.11
                                                             ===========    ===========    ===========    ===========
    Diluted                                                  $     0.08     $     0.25     $     0.03     $     0.11
                                                             ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                          ULTICOM, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                    NINE MONTHS ENDED
                                                                               OCTOBER 31,    OCTOBER 31,
                                                                                   2003           2004
                                                                                   ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $   3,358      $  11,046
Adjustments to reconcile net income to net cash provided by
operating activities:
    Depreciation and amortization                                                 1,436          1,149
    Deferred income tax provision                                                    --           (706)
  Changes in operating assets and liabilities:
    Accounts receivable, net                                                       (364)        (2,404)
    Inventories                                                                     174           (623)
   Prepaid expenses and other current assets                                       (906)         3,054
   Accounts payable and accrued expenses                                           (692)         2,289
   Deferred revenue                                                                (578)          (465)
   Other                                                                           (215)           (52)
                                                                              ----------     ----------
        Net cash provided by operating activities                                 2,213         13,288
                                                                              ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                             (639)        (1,053)
   Maturities and sales (purchases) of investments, net                         (39,183)        41,379
                                                                              ----------     ----------
        Net cash provided by (used in) investing activities                     (39,822)        40,326
                                                                              ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock in connection with
     exercise of stock options and employee stock purchase plan                   1,848          5,076
                                                                              ----------     ----------
          Net cash provided by financing activities                               1,848          5,076
                                                                              ----------     ----------

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                           (35,761)        58,690
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  102,672        128,713
                                                                              ----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $  66,911      $ 187,403
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

           BASIS OF PRESENTATION - The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the year ended January 31, 2004. The condensed consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three-month and nine-month periods ended October 31, 2004 are not necessarily indicative of the results to be expected for the full year.

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

           The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for all periods:

                                                           NINE MONTHS ENDED        THREE MONTHS ENDED
                                                              OCTOBER 31,              OCTOBER 31,

                                                         2003         2004           2003        2004
                                                         ----         ----           ----        ----

      Net income, as reported                        $   3,358    $  11,046     $   1,104    $   4,867

      Deduct: Total stock-based employee
      compensation expense determined under fair
      value based method for all awards, net of
      related tax effects                               (3,581)      (3,423)       (1,343)      (1,130)
                                                     ----------   ----------    ----------   ----------

      Pro forma net income                           $    (223)   $   7,623     $    (239)   $   3,737
                                                     ==========   ==========    ==========   ==========

      Earnings per share:

      Basic - as reported                            $    0.08    $    0.26     $    0.03    $    0.11
      Basic - pro forma                              $   (0.01)   $    0.18     $   (0.01)   $    0.09

      Diluted - as reported                          $    0.08    $    0.25     $    0.03    $    0.11
      Diluted - pro forma                            $   (0.01)   $    0.17     $   (0.01)   $    0.08


           COMPREHENSIVE INCOME - For the nine-month periods ended October 31, 2003 and 2004, total comprehensive income was approximately $2.9 million and $11.0 million, respectively, and for the three-month periods ended October 31, 2003 and 2004 was approximately $2.0 million and $5.2 million, respectively. The elements of comprehensive income include net income, unrealized gains/losses on available for sale securities, and foreign currency translation adjustments.

           EARNINGS PER SHARE - For the nine-month and three-month periods ended October 31, 2003 and 2004, the computation of basic earnings per share is based on the weighted average number of outstanding common shares. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding (consisting entirely of stock options). The shares used in the computations are as follows:

                                     NINE MONTHS ENDED     THREE MONTHS ENDED
                                        OCTOBER 31,           OCTOBER 31,
                                      2003     2004         2003     2004
                                                (In thousands)

                  Basic              41,782   42,435       41,995   42,713
                  Diluted            43,165   43,740       43,593   44,114


           RELATED PARTY TRANSACTIONS - The Company sells products and provides services to other subsidiaries of CTI. For the nine-month periods ended October 31, 2003 and 2004, sales to related parties were approximately $3.2 million and $4.5 million, respectively, and for the three-month periods ended October 31, 2003 and 2004 were approximately $1.4 million and $1.7 million, respectively.

           As of October 31, 2004, amounts due from subsidiaries of CTI was approximately $0.2 million.

           The Company has a corporate services agreement with CTI. Under this agreement, CTI provides the Company various administrative and consulting services. The Company has agreed to pay to CTI a quarterly fee of $150,000, payable in arrears at the end of each fiscal quarter, in consideration for all services provided by CTI during such fiscal quarter. The Company was charged $450,000 and $150,000, respectively, in each of the nine-month and three-month periods ended October 31, 2003 and 2004 for services provided by CTI. In addition, the Company has agreed to reimburse CTI for any out-of-pocket expenses incurred, if any, by CTI in providing the services. The agreement is currently in effect until January 31, 2005 and extends for additional twelve-month periods unless terminated by either party.

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

As explained in greater detail in "Certain Trends and Uncertainties", the Company is operating within the telecommunication industry that has been experiencing a challenging capital spending environment, although there is some evidence of recent improvement. Overall, the Company has achieved year over year and sequential growth in revenue and operating income during the nine-month and three-month periods ended October 31, 2004.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to the critical accounting policies and estimates as disclosed in the Annual Report on Form 10-K for the year ended January 31, 2004.

RESULTS OF OPERATIONS

Summary of Results

Consolidated results of operations in dollars and as a percentage of sales for each of the nine-months and three-month periods ended October 31, 2003 and 2004 were as follows:

                                                                    Nine Months ended
                                                           (in thousands, except percentages)
                                                                      (Unaudited)

                                             October 31,  % of     October 31,  % of                   %
                                                2003      sales        2004     sales   Variance    variance

Sales                                         $ 28,254     100%     $ 46,310     100%   $ 18,056      64%
Cost of sales                                    8,303      29%       10,786      23%      2,483      30%
                                              ---------   -----     ---------   -----   ---------    -----
Gross profit                                    19,951      71%       35,524      77%     15,573      78%

Operating expenses:
   Research and development                      7,077      25%        7,918      17%        841      12%
   Selling, general and administrative          11,214      40%       13,246      29%      2,032      18%
   Workforce reduction and restructuring
    credit                                        (233)     (1)%           -       -         233    (100)%
                                              ---------   -----     ---------   -----   ---------   -----
Income from operations                           1,893       7%       14,360      31%     12,467     659%
Interest and other income,  net                  2,739      10%        2,130       5%       (609)    (22)%
                                              ---------   -----     ---------   -----   ---------   -----

Income before income tax provision               4,632      16%       16,490      36%     11,858     256%
Income tax provision                             1,274       5%        5,444      12%      4,170     327%
                                              ---------   -----     ---------   -----   ---------   -----

Net income                                    $  3,358      12%     $ 11,046      24%   $  7,688     229%
                                              =========   =====     =========   =====   =========   =====

Effective tax rate                                  28%                   33%

                             ** TABLE CONTINUED **
                                                                   Three Months ended
                                                           (in thousands, except percentages)
                                                                      (Unaudited)

                                             October 31,   % of     October 31,  % of                  %
                                                 2003      sales       2004      sales    Variance  variance

Sales                                         $  9,691     100%     $ 17,034     100%    $ 7,343      76%
Cost of sales                                    2,791      29%        3,749      22%        958      34%
                                              ---------   -----     ---------   -----   ---------   -----
Gross profit                                     6,900      71%       13,285      78%      6,385      93%

Operating expenses:
   Research and development                      2,469      25%        2,573      15%        104       4%
   Selling, general and administrative           3,770      39%        4,304      25%        534      14%
   Workforce reduction and restructuring
    credit                                           -       -             -       -           -       -
                                              ---------   -----     ---------   -----   ---------   -----
Income from operations                             661       7%        6,408      38%      5,747     869%

Interest and other income,  net                    557       6%          996       6%        439      79%
Income before income tax provision               1,218      13%        7,404      43%      6,186     508%
Income tax provision                               114       1%        2,537      15%      2,423    2125%
                                              ---------   -----     ---------   -----   ---------   -----

Net income                                    $  1,104      11%      $ 4,867      29%    $ 3,763     341%
                                              =========   =====     =========   =====   =========   =====

Effective tax rate                                   9%                   34%


                              ** TABLE COMPLETE **

NINE-MONTH AND THREE-MONTH PERIODS ENDED OCTOBER 31, 2004 COMPARED WITH NINE-MONTH AND THREE-MONTH PERIODS ENDED OCTOBER 31, 2003

           Sales. Sales for the nine-month and three-month periods ended October 31, 2004 increased by approximately $18.1 million, or approximately 64%, and approximately $7.3 million, or approximately 76%, to approximately $46.3 million and approximately $17.0 million, respectively, when compared with the nine-month and three-month periods ended October 31, 2003. The increase was due primarily to a higher volume of deployments by our customers of our Signalware products. Sales to international customers represented approximately 77% and 75% respectively, of sales for the nine-month and three-month periods ended October 31, 2004 and approximately 71% and 73%, respectively, of sales in the nine-month and three-month periods ended October 31, 2003.

           Cost of Sales. Cost of sales for the nine-month period ended October 31, 2004 increased to approximately $10.8 million, an increase of approximately $2.5 million, or approximately 30%, when compared with the nine-month period ended October 31, 2003. This increase is primarily attributable to increased material and production costs of approximately $1.8 million and personnel-related and other costs of approximately $0.7 million, when compared with the corresponding 2003 period. Gross margins (expressed as a percentage of sales) increased to approximately 77% for the nine-month period ended October 31, 2004 from approximately 71% in the corresponding 2003 period. Cost of sales for the three-month period ended October 31, 2004 increased to approximately $3.7 million, an increase of approximately $1.0 million, or approximately 34%, when compared with the three-month period ended October 31, 2003. This increase is primarily attributable to increased material and production costs of approximately $0.8 million and personnel-related and other costs of approximately $0.2 million, when compared with the three-month period ended October 31, 2003. Gross margins increased to approximately 78% for the three-month period ended October 31, 2004 from approximately 71% in the corresponding 2003 period.

           Research and Development. Research and development expenses for the nine-month period ended October 31, 2004 increased to approximately $7.9 million, an increase of approximately $0.8 million, or approximately 12%, and as a percentage of sales, decreased to approximately 17% from approximately 25%, when compared with the corresponding 2003 period. The dollar increase is primarily attributable to higher personnel-related costs of approximately $1.0 million, which is partially offset by lower depreciation expense of approximately $0.1 and approximately $0.1 million in various other costs, when compared with the corresponding 2003 period. Research and development expenses for the three-month period ended October 31, 2004 increased to approximately $2.6 million, an increase of approximately $0.1 million, or approximately 4%, and as a percentage of sales, decreased to approximately 15% from approximately 25% for the corresponding 2003 period. The dollar increase is primarily attributable to higher personnel-related costs of approximately $0.3 million, which is partially offset by various other costs of approximately $0.2 million, when compared with the corresponding 2003 period.

           Selling, General and Administrative. Selling, general and administrative expenses for the nine-month period ended October 31, 2004 increased to approximately $13.2 million, an increase of approximately $2.0 million, or approximately 18%, and as a percentage of sales decreased to approximately 29% from approximately 40%, when compared with the corresponding 2003 period. The dollar increase is primarily attributable to increases of approximately $1.6 million in personnel-related costs, approximately $0.2 million in travel and entertainment expenses and approximately $0.2 million in various other costs, when compared with the corresponding 2003 period. Selling, general and administrative expenses for the three-month period ended October 31, 2004 increased to approximately $4.3 million, an increase of approximately $0.5 million, or approximately 14%, and as a percentage of sales decreased to approximately 25% from approximately 39%, when compared with the corresponding 2003 period. The dollar increase is primarily attributable to increases of approximately $0.6 million in personnel-related costs and approximately $0.1 million in various other costs, which is partially offset by lower professional fees of approximately $0.2 million, when compared with the corresponding 2003 period.

           Interest and Other Income, net. Interest and other income, net for the nine-month period ended October 31, 2004 decreased to approximately $2.1 million, a decrease of approximately $0.6 million, or approximately 22%, when compared with the corresponding 2003 period. The dollar decrease is a result of lower interest income earned on the Company's cash investments of approximately $0.7 million, primarily as a result of a shift towards investing in lower yielding, tax efficient investments and realized losses on foreign currency holdings of approximately $0.4 million, which is partially offset by lower realized losses from investments of approximately of $0.5 million. Interest and other income, net for the three-month period ended October 31, 2004 increased to approximately $1.0 million, an increase of approximately $0.4 million, or approximately 79%, when compared with the corresponding 2003 period. The dollar increase is a result of lower realized losses on investments of approximately $0.7 million, which is partially offset by lower interest income earned on investments and realized gains on foreign currency holdings of approximately $0.2 million and $0.1 million, respectively, when compared with the corresponding 2003 period.

           Income Tax Provision. Provision for income taxes for the nine-month period ended October 31, 2004 increased to approximately $5.4 million, an increase of approximately $4.2 million, when compared with the nine-month period ended October 31, 2003. Provision for income taxes for the three-month period ended October 31, 2004 increased to approximately $2.5 million, an increase of approximately $2.4 million, when compared with the three-month period ended October 31, 2003. The Company's overall effective tax rate was approximately 33% and 34%, respectively, in the nine-month and three-month periods ended October 31, 2004 and approximately 28% and 9% for the nine-month and three-month periods ending October 31, 2003.

           Net Income. Net income for the nine-month period ending October 31, 2004 increased to approximately $11.0 million, an increase of approximately $7.7 million, or approximately 229%, when compared with the corresponding 2003 period. Net income for the three-month period ending October 31, 2004 increased to approximately $4.9 million, an increase of approximately $3.8 million, or approximately 341%, when compared with corresponding 2003 period. As a percentage of sales, net income was approximately 24% and 29%, respectively, in the nine-month and three-month periods ended October 31, 2004 and was approximately 12% and 11%, respectively, in the nine-month and three-month periods ended October 31, 2003. The changes are primarily attributable to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

           The Company had working capital at October 31, 2004 and January 31, 2004 of approximately $244.5 million and $225.4 million, respectively. At October 31, 2004 and January 31, 2004, the Company had cash and cash equivalents and short-term investments of approximately $241.9 million and $224.5 million, respectively.

           Operations for the nine-month periods ending October 31, 2004 and 2003, after adjustment for non-cash items, provided cash of approximately $11.5 million and $4.8 million, respectively. During such periods, other changes in operating assets and liabilities provided (used) cash of approximately $1.8 million and $(2.6) million, respectively.

           Investing activities for the nine-month periods ended October 31, 2004 and 2003 provided (used) cash of approximately $40.3 million and $(39.8) million, respectively. These amounts include (i) purchases of property and equipment of approximately $(1.1) million and $(0.6) million, respectively; and
(ii) net maturities and sales (purchases) of investments, of approximately $41.4 million and $(39.2) million, respectively.

           Financing activities for the nine-month periods ended October 31, 2004 and 2003 provided cash of approximately $5.1 million and $1.8 million, respectively, related to proceeds from the issuance of common stock in connection with the exercise of stock options and employee stock purchase plan.

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


CERTAIN TRENDS AND UNCERTAINTIES

           The Company derives substantially all of its revenue from the communications industry, which is experiencing a challenging capital spending environment. Although the capital spending environment has improved and the Company's revenues have increased in recent quarters, the Company experienced significant revenue declines from historical peak revenue levels, and if capital spending and technology purchasing by the Company's customers does not continue to improve or if they decline, revenue may stagnate or decrease, and the Company's operating results may be adversely affected. For these reasons and the risk factors outlined below, it has been and continues to be very difficult for the Company to accurately forecast future revenues and operating results.

           The Company's business is dependent on the strength of the communications industry. The communications industry, including the Company, has been negatively affected by, among other factors, the high costs and large debt positions incurred by some communication service providers to expand capacity and enable the provision of future services (and the corresponding risks associated with the development, marketing, and adoption of these services as discussed below), including the cost of acquisitions of licenses to provide future broadband services and reductions in actual and projected revenues and deterioration in actual and projected operating results. Accordingly, these entities have significantly reduced their actual and planned expenditures to expand their networks and delayed and reduced the deployment of services. A number of communication service providers have indicated the existence of conditions of excess capacity in certain markets and have delayed the planned introduction of new services. The Company's sales to equipment manufacturers and application developers who supply the communications industry are adversely affected by the slowdown of infrastructure purchases by communication service providers and by declines in technology expenditures. The continuation and/or exacerbation of these trends may have an adverse effect on the Company's future results. In addition to loss of revenue, weakness in the communications industry has affected and will continue to affect the Company's business by increasing the risks of credit or business failures of suppliers, customers or distributors, by delays and defaults in customer or distributor payments, and by price reductions instituted by competitors to retain or acquire market share.

           The Company's current plan of operations is predicated, in part, on a recovery in expenditures by equipment manufacturers, application developers and communication service providers. In the absence of such recovery, the Company would experience deterioration in its operating results, and may determine to modify its plan for future operations accordingly, which may include, among other things, reductions in its workforce.

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

           The communications industry is subject to rapid technological change. The introduction of new technologies in the communications market, including the delay in the adoption of such new technologies, and new alternatives for the delivery of services are having, and can be expected to continue to have, a profound effect on competitive conditions in the market and the success of market participants, including the Company. The Company's success will depend on the ability to correctly anticipate technological trends, to react quickly and effectively to such trends and to enhance its existing product line and to introduce new products on a timely and cost-effective basis. As a result, the life cycle of the Company's product line is difficult to estimate. In addition, changing industry and market conditions may dictate strategic decisions to restructure some business units and discontinue others. Discontinuing a business unit or product line may result in the Company recording accrued liabilities for special charges, such as costs associated with a reduction in workforce. These strategic decisions could result in changes to determinations regarding a product's useful life and the recoverability of the carrying basis of certain assets.

           The Company's products involve sophisticated technology that perform critical functions to highly demanding standards. If the Company's current or future products develop operational problems, this could have a material adverse effect on the Company. The Company offers complex products that may contain undetected defects or errors, particularly when first introduced or as new versions are released. The Company may not discover such defects or errors until after a product has been released and used by the customer. Significant costs may be incurred to correct undetected defects or errors in the Company's products and these defects or errors could result in future lost sales. In addition, defects or errors in the Company's products may result in product liability claims, which could cause adverse publicity and impair their market acceptance.

           The communications industry continues to undergo significant change as a result of deregulation and privatization worldwide, reducing restrictions on competition in the industry. The Company believes that existing competitors will continue to present substantial competition, and that other companies, many with considerably greater financial, marketing and sales resources than the Company, may enter the markets for the Company's products. In addition, the Company may lose sales to companies operating in regions such as India and China as a result of pricing competition because of their lower operating costs. Moreover, as the Company enters into new markets as a result of its own research and development efforts or acquisitions, it is likely to encounter new competitors. Unforeseen changes in the regulatory environment also may have an impact on the Company's revenues and/or costs in any given part of the world.

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

           Geopolitical, economic and military conditions could directly affect the Company's operations. The outbreak of diseases, such as severe acute respiratory syndrome ("SARS") have and may in the future curtail travel to and from certain countries. Restrictions on travel to and from these regions on account of additional incidents of diseases, such as SARS could have a material adverse effect on the Company's business, results of operations, and financial condition. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to the Company's business. To the extent that such disruptions result in delays or cancellations of customer orders, or the manufacture or shipment of the Company's products, the Company's business, operating results and financial condition could be materially and adversely affected. The United States military involvement in overseas operations including, for example, the war with Iraq, could have a material adverse effect on the Company's business, results of operations, and financial condition.

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

           The occurrence or perception of security breaches within the Company could harm the Company's business, financial condition and operating results. While the Company utilizes sophisticated security measures, third parties may attempt to breach the Company's security through computer viruses, electronic break-ins and other disruptions. If successful, confidential information, including passwords, financial information, or other personal information may be improperly obtained and the Company may be subject to lawsuits and other liability. Even if the Company is not held liable, a security breach could harm the Company's reputation, and even the perception of security risks, whether or not valid, could inhibit market acceptance of the Company's products.

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

           If others claim that the Company's products infringe their intellectual property rights, the Company may be forced to seek expensive licenses, reengineer its products, engage in expensive and time-consuming litigation or stop marketing its products. The Company attempts to avoid infringing known proprietary rights of third parties in its product development efforts. The Company does not, however, regularly conduct comprehensive patent searches to determine whether the technology used in its products infringes patents held by third parties. There are many issued patents as well as patent applications in the fields in which the Company is engaged. Because patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed which relate to the Company's software and products. If the Company were to discover that its products violated or potentially violated third-party proprietary rights, it might not be able to continue to offer these products without obtaining licenses for those products or without substantial reengineering of the products. Any reengineering effort may not be successful and the Company cannot be certain as to whether such licenses would be available. Even if such licenses were available, the Company cannot be certain that any licenses would be offered to the Company on commercially reasonable terms.

           Substantial litigation regarding intellectual property rights exists in the communications industry, and the Company expects that its products may be increasingly subject to third-party infringement claims as the number of competitors in its industry segments grows and the functionality of software products in different industry segments overlaps. In addition, the Company has agreed to indemnify customers in certain situations should it be determined that its products infringe on the proprietary rights of third parties. Any third-party infringement claims could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product and service delays or require the Company to enter into royalty or licensing agreements. Any royalty or licensing arrangements, if required, may not be available on terms acceptable to the Company, if at all. A successful claim of infringement against the Company and its failure or inability to license the infringed or similar technology could have a material adverse effect on its business, financial condition and results of operations.

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

           The Company benefited from the rise in the public trading price of its shares in various ways, including its ability to use equity incentive arrangements as a means of attracting and retaining the highly qualified employees necessary for its business and its ability to raise capital on relatively attractive conditions. The past decline in the price of the Company's shares, and the overall decline in equity prices between 2000 and 2003 generally, and in the shares of technology companies in particular, can be expected to make it more difficult for the Company to rely on equity incentive arrangements as a means to recruit and retain talented employees.

           The Company's operating results have fluctuated in the past and may do so in the future. The trading price of the Company's shares has been affected by the factors disclosed herein as well as prevailing economic and financial trends and conditions in the public securities markets. Share prices of companies in technology-related industries, such as the Company, tend to exhibit a high degree of volatility, which at times is unrelated to the operating performance of a company. The announcement of financial results that fall short of the results anticipated by the public markets could have an immediate and significant negative effect on the trading price of the Company's shares in any given period. Such shortfalls may result from events that are beyond the Company's immediate control, can be unpredictable and, since a significant proportion of the Company's sales during each fiscal quarter tend to occur in the latter stages of the quarter, may not be discernible until the end of a financial reporting period. These factors may contribute to the volatility of the trading value of its shares regardless of the Company's long-term prospects. The trading price of the Company's shares may also be affected by developments, including reported financial results and fluctuations in trading prices of the shares of other publicly-held companies in the communications industry in general, and the Company's business segment in particular, which may not have any direct relationship with the Company's business or prospects.

           The Company has not declared or paid any cash dividends on its common stock and currently does not expect to pay cash dividends in the near future. Consequently, any economic return to a shareholder may be derived, if at all, from appreciation in the price of the Company's stock, and not as a result of dividend payments.

           In addition, the Company's board of directors has the authority to cause the Company to issue, without vote or action of the Company's shareholders up to 10,000,000 shares of undesignated stock, and has the ability to divide such undesignated shares into one or more classes of common or preferred stock and to further divide any classes of preferred stock into series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of its common stock. The Company's board of directors has no present intention of issuing any such preferred series, but reserves the right to do so in the future. The Company is also authorized to issue, without shareholder approval, common stock under certain circumstances. The issuance of either preferred or common stock could have the effect of making it more difficult for a person to acquire, or could discourage a person from seeking to acquire, control of the Company. If this occurs, investors could lose the opportunity to receive a premium on the sale of their shares in a change of control transaction.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         REFER TO ITEM 7A IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR A DISCUSSION ABOUT THE COMPANY'S EXPOSURE TO MARKET RISKS.

ITEM 4.  CONTROLS AND PROCEDURES.

(a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of October 31, 2004. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of October 31, 2004.

(b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended October 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II


ITEM 6.  EXHIBITS.

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

        32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              ULTICOM, INC.


Dated:       December 10, 2004                /s/ Shawn K. Osborne
                                              ----------------------------------
                                              Shawn K. Osborne
                                              President and
                                              Chief Executive Officer


Dated:        December 10, 2004               /s/ Mark A. Kissman
                                              ----------------------------------
                                              Mark A. Kissman
                                              Vice President of Finance and
                                              Chief Financial Officer