Form 10-K
period 2005-01-31
ULTICOM INC
filed 2005-04-15
CIK 1103184

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended January 31, 2005


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

                                                     [X] Yes    [ ] No


         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, July 31, 2004, was approximately $139,000,000.


         There were 43,152,464 shares of the registrant's common stock outstanding on April 11, 2005.


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on June 15, 2005, are incorporated by reference in Part III.


                            _________________________


         Signalware(R), Software Advancing Communications(R), and Ulticom(R) are registered trademarks and Ulticom's logos are trademarks of the Company. All other trademarks are the property of their respective owners.

                            FORWARD-LOOKING STATEMENTS

         Certain statements discussed in Item 1 (Business), Item 3 (Legal Proceedings), Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations), and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other important factors that could cause the actual results, performance or achievements of results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Important risks, uncertainties, and other important factors that could cause actual results to differ materially include, among others: risks associated with rapid technological changes in the telecommunications industry; risks associated with making significant investments in the expansion of the business and with increased expenditures; risks associated with holding a large proportion of the company's assets in cash equivalents and short-term investments; risks associated with the company's products being dependent upon their ability to operate on new hardware and operating systems of other companies; risks associated with dependence on sales of the company's Signalware products; risks associated with future networks not utilizing signaling systems and protocols that the company's products are designed to support; risks associated with the development and acceptance of new products and product features; risks associated with the company's dependence on a limited number of customers for a significant percentage of the company's revenues; risks associated with the products having long sales cycles and the limited ability to forecast the timing and amount of product sales; risks associated with the integration of the company's products with those of equipment manufacturers and application developers and the company's ability to establish and maintain channel and marketing relationships with leading equipment manufacturers and application developers; risks associated with the company's reliance on a limited number of independent manufacturers to manufacture boards for the company's products and on a limited number of suppliers for board components; risks associated with becoming subjected to, defending and resolving allegations or claims of infringement of intellectual property rights; risks associated with others infringing on the company's intellectual property rights and the inappropriate use by others of the company's proprietary technology; risks associated with the company's ability to retain existing personnel and recruit and retain qualified personnel; risks associated with the increased difficulty in relying on equity incentive programs to attract and retain talented employees and with any associated increased employment costs; changes in the demand for the company's products; changes in capital spending among the company's current and prospective customers; risks associated with rapidly changing technology and the ability of the company to introduce new products on a timely and cost-effective basis; aggressive competition may force the company to reduce prices; risks associated with changes in the competitive or regulatory environment in which the company operates; and other risks described in filings with the Securities and Exchange Commission.

         These risks and uncertainties, as well as other factors, are discussed in greater detail at the end of Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of this Form 10-K. The company makes no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.

                                     PART I

ITEM 1.        BUSINESS.

THE COMPANY

         Ulticom, Inc. ("Ulticom" and together with its subsidiary, the "Company") is a provider of service enabling signaling software for fixed, mobile, and Internet communications. The Company's Signalware family of products are used by equipment manufacturers, application developers and communication service providers to deploy revenue generating infrastructure and enhanced services within the mobility, messaging, payment, and location markets. Signalware products are also embedded in a range of packet softswitching products to interoperate or converge voice and data networks and facilitate services such as voice over IP ("VoIP"), hosted IP telephony, and virtual private networks.

         The Company was founded in December 1974 and completed an initial public offering of its common stock in April 2000. Its common stock is listed on the NASDAQ National Market System under the symbol "ULCM". The Company is a subsidiary of Comverse Technology, Inc. ("CTI"), which held approximately 69% of its outstanding common stock as of January 31, 2005. The Company's principal executive offices are located at 1020 Briggs Road, Mount Laurel, New Jersey 08054, and its telephone number is (856) 787-2700.

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

         While SS7 was initially created to support signaling in a fixed network, it also has become an essential element for connecting calls and delivering services in mobile networks. In addition to providing the signaling link between fixed and mobile networks, SS7 efficiently allows mobile service providers to register and authenticate subscribers as they move between mobile cell areas. SS7 signaling also is used as the foundation for enhanced database services such as prepaid calling and voice and text messaging. SS7 is designed to be robust, flexible, and scalable, enabling service providers to offer new services quickly and reliably.

         While circuit switching has offered dependable, high quality voice communication; a newer technology called "packet switching" is inherently more efficient and cost effective than circuit switching. In packet switched networks, the voice or data transmission is formatted into a series of shorter digital messages called "packets". These packets of voice or data information travel over a shared line or circuit. The cost advantage in the initial deployment, combined with significant ongoing operational savings, has led both incumbent and new service providers to build packet networks to handle voice and data traffic.

         Because SS7 is the globally accepted signaling standard protocol, it has become the critical element needed to connect and interoperate packet networks with the existing circuit network infrastructure. Fixed, mobile, and Internet service providers worldwide have implemented SS7 as an important component to converge voice and data communications through signaling gateways that interwork SS7 signaling and packet switching protocols.

SIGNALWARE

         Ulticom's Signalware product family provides the SS7 connectivity required to offer value-added services. Signalware is embedded within fixed, mobile and Internet service provider networks to interconnect and interoperate voice, data, and video communication systems. In addition, Signalware plays a key role in the convergence of disparate networks by providing a means to bridge circuit and packet technology. Signalware offers many of the features that are crucial to the connectivity of communication networks and the rapid delivery of revenue generating services, including:

          o open systems - running applications on multiple software and hardware platforms;

          o fault resiliency - insures the high availability requirements of fixed and mobile communication services in circuit and packet based networks with no single point of failure;

          o high performance - processing calls and transactions at very high rates;

          o standards conformance - complying to industry-accepted standards including IETF, ANSI, ITU, ETSI, TTC, NTT, and MII;

          o scalability - increasing computing and link capacity to match varying application requirements; and

          o network interoperability - providing an open development environment, which enables users to develop an application once and deploy globally, maximizing their return on investment.

         Signalware supports a range of applications across multiple networks. In fixed networks, Signalware has been deployed as part of services such as voice messaging, calling name, 800 number, and calling card services. Signalware enables mobile infrastructure applications such as global roaming and emergency-911, and enhanced services such as text messaging and prepaid calling. The Company's products are being used to enable new mobile data services such as ones that enable Global System for Mobile Communications ("GSM") subscribers to roam into wireless local area networks ("WLAN") "Hot Spots" and seamlessly and securely access network based services from their own trusted service provider. Signalware also is used to enable VoIP in fixed, mobile, and cable service provider networks.

         Signalware works with multiple SS7 networks, supports a wide variety of SS7 protocol elements, and enables analog or digital fixed and mobile transmissions. It provides the functionality needed for call set-up/termination and call routing/billing. Signalware products also include features that enable the transition from SS7 signaling to emerging packet signaling standards as defined by the Internet Engineering Task Force ("IETF"). These new standards include Signaling Transport ("SIGTRAN"), which enables the transmission of SS7 signals over IP networks, and Session Initiation Protocol ("SIP"), which enables interactive communications sessions in an IP network. New solutions include a Signalware SIGTRAN Gateway for enabling circuit-packet network interoperability and Signalware SIP for developing next generation services for all IP networks.

         Signalware solutions run on a range of hardware platforms and operating systems, including Sun Solaris, SuSE, MontaVista, and Red Hat Linux. These solutions can be used in single or multiple computing configurations for fault resiliency and reliability.

PRODUCTS

         Signalware includes interface boards to provide the physical connection to a signaling network. Signalware boards are configured to support a wide range of hardware platforms and network links. The bundling of Signalware interface boards and software allows the Company to control product performance, capacity, and compliance with standards.

         New customers begin development of applications and services by purchasing the appropriate Signalware development kit. A typical development kit includes a development software license, an interface board, cables, one-year development support plan, training, and documentation. The annual development support plan provides access to customer help-desk services, service packs, and scheduled updates of the software. After the initial year, the maintenance plan must be renewed for a fee in order to continue to receive support and software updates.

         When the application is ready for deployment in a communication service provider's network, the customer typically purchases one or more interface boards per server to stage the application for deployment. On a per installation basis, the customer also purchases a deployment license and an annual software deployment maintenance plan, which typically renews annually for the life of the installation. The annual software deployment maintenance plan provides access to technical support staff to troubleshoot and fix any software issues.


SERVICES

         The Company believes that customer support, training, and professional services are integral to building and maintaining strong customer relationships. Customer support is offered as part of the maintenance agreements.

         Customer Support. The Company provides comprehensive technical support to help customers develop and deploy new services using Signalware. Customer support representatives interface with customers' technical staff by answering questions, resolving problems, and providing assistance. Services are available 24 hours a day, 7 days a week. Customer support is managed through corporate headquarters in Mount Laurel, New Jersey with remote service locations to provide extended geographic and time zone coverage.

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

MARKETS, SALES AND MARKETING

         The Company's sales organization operates from the United States, Europe, and Asia. Account teams comprised of account managers and sales engineers work closely with product management and development organizations to provide customers with a consultative sales approach. The consultative approach facilitates the sale of development kits to enable customers to immediately begin building prototypes of their products.

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

         The Company's market strategy includes enhancing brand awareness for its products through its website, promotional literature, direct marketing to current and prospective customers, advertising, continued participation in industry relevant trade shows and conferences, and a public relations program that includes public demonstrations of products and prototypes. Representatives of the Company also are called upon to address industry symposia and conferences, are quoted in industry publications, and may from time to time author articles about developments in communications technology.

         Products are sold primarily to network equipment manufacturers and application developers, who include the Company's products within their products and sell them as an integrated solution to service providers. Service providers will install the solution in their communication networks and offer the service enabled by such solution to their subscribers. Since the Company and its customers have a mutual interest in developing solutions that are widely accepted by subscribers and profitable to service providers, the Company works closely with customers to support their development efforts and produce solutions that are unique, reliable, scalable, and cost effective.

         The Company engages in joint promotion, sales efforts, training, testing, design, integration, and installation with Sun Microsystems, Inc. ("Sun Microsystems") and other information systems providers who use Sun Microsystems' components. The Company also engages in joint-marketing activities with International Business Machines Corporation ("IBM") and Intel Corp.

         The Company's products are currently used by more than 55 customers and are deployed by more than 300 service providers in more than 100 countries. The Company markets its products and services primarily through a direct sales organization and through distributors. The Company has entered into distribution agreements with Beijing Teamsun Technology Co., Mantica Solutions, S.L., and Macnica Networks Company that have resulted in deployments of the Company's products in mobile and Internet services in China, Spain, and Japan, respectively. Customers include network equipment manufacturers, such as Alcatel and Siemens AG ("Siemens"); application developers, such as Comverse, Inc. ("Comverse") and Sonus Networks, Inc. ("Sonus"); and service providers, such as MCI, Inc., Orange Personal Communications Services Limited, and Reliance Infocomm Limited.

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

         For fiscal year 2002, which ended January 31, 2003, Siemens, LM Ericsson, and Comverse accounted for 23%, 19%, and 11%, respectively, of the Company's sales. For fiscal year 2003, which ended January 31, 2004, Siemens, Sonus, and Comverse accounted for 26%, 11%, and 11%, respectively, of the Company's sales. For fiscal year 2004, which ended January 31, 2005, Siemens, Alcatel, and Comverse accounted for 41%, 17%, and 10%, respectively, of the Company's sales.

         The Company actively participates in industry activities to define the technology to facilitate the convergence of telecommunication networks with the Internet. For example, as a member of the IETF, Ulticom has worked to develop SIGTRAN to enable communication service providers to cost effectively and to easily implement cost effective services that span existing circuit switched networks and packet networks using IP. In addition, the Company participates in the standards activities of the Third Generation Partnership Project ("3GPP"), which works with various standards bodies to produce globally acceptable technical specifications for the evolution to a packet-based 3G broadband mobile infrastructure.

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

         As a result, the Company has made and intends to continue to make investments in research and development. Research and development resources are allocated in response to market research and customer demands for additional features and products. The development strategy involves rolling out initial releases of products and adding features over time. The Company continuously incorporates customer feedback into the product development process. While it is expected that new products will continue to be developed internally, the Company may, based on timing and cost considerations, acquire or license technologies, products, or applications from third parties.

         The Company's research and development expenses were approximately $10.1 million, $9.5 million, and $10.6 million for the years ended January 31, 2003, 2004, and 2005, respectively. Research and development activities are located in the United States and France. As of January 31, 2005, there were approximately 100 employees engaged in research and development activities. The Company believes that recruiting and retaining highly skilled engineering personnel is essential to its success.

INTELLECTUAL PROPERTY RIGHTS

         The Company has accumulated a significant amount of proprietary know-how and expertise over the years in developing network signaling software and SS7, SIGTRAN, and SIP protocol technologies for communication services. The Company's continued success is dependent, in part, upon its ability to protect proprietary rights to the technologies used in its products. If the Company is not adequately protected, competitors could use the intellectual property that it has developed to enhance competing products and services, which could harm the Company's business. To safeguard its proprietary technology, the Company relies on a combination of technical innovation, trade secret, copyright, patent and trademark laws, restricted licensing arrangements and non-disclosure agreements; each of which affords only limited protection. The Company conducts periodic reviews of new areas of technology with patent counsel as part of its patent program.

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

         The Company attempts to avoid infringing upon known third-party proprietary rights in its product development efforts. The Company does not, however, regularly conduct comprehensive patent searches to determine whether the technology used in its products infringes patents held by third parties.

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

COMPETITION

         The global market for network signaling software is intensely competitive. The Company expects competition to persist, intensify, and increase in the future; especially with the convergence of voice and data networks.

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

         Competitors include a number of companies ranging from SS7 software solution providers, such as Flextronics Software Systems and TietoEnator Corporation, to vendors of communication and network infrastructure equipment, such as Continuous Computing Corporation and Hewlett-Packard Company. The Company believes it competes principally on the basis of:

          o    product performance and functionality;

          o    product quality and reliability;

          o    customer service and support; and

          o    price.

         The Company believes its success will depend, primarily, on its ability to provide technologically advanced and cost effective signaling solutions adhering to evolving network solution architectures such as 3GPP and IP Multimedia Subsystem (IMS). Furthermore, it is likely that as competition intensifies and pricing pressure continues within its customers markets, the Company may have to reduce prices or offer product sales incentive programs.

MANUFACTURING

         The Company's Signalware products typically have two components: software and interface boards. Software is duplicated in house and provided to customers via several medium, primarily CD-ROM. Each software shipment is configured to provide the specific operating system version and features requested by the customer. Each order is tracked by purchase order number and documented according to internal quality standards.

         During 2002, the Company was certified in compliance with TL 9000; a set of common quality system requirements and measurements designed specifically for the telecommunications industry for the design, development, production, delivery, installation, and maintenance of products and services. TL 9000 encompasses International Standard Organization ("ISO") 9001:2000 and additional requirements specific to the telecommunications industry. The Company is currently in compliance and is periodically audited to ensure continued compliance with TL 9000 standards.

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

         The Company does not have any long-term agreements with any of its manufacturers, some of whom are small, privately held companies. In the event that these manufacturers experience financial, operational, or quality assurance difficulties; the Company's business could be adversely affected unless and until an alternate manufacturer could be found. There is no assurance that an alternate manufacturer will be able to meet the Company's requirements or that existing or alternate sources for interface boards will continue to be available at favorable prices.

EMPLOYEES

         As of January 31, 2005, the Company had approximately 235 employees. The Company's employees are not covered by any collective bargaining agreement and the Company considers its relationship with its employees to be good. Employees of the Company's subsidiary are subject to French labor laws that contain requirements regarding termination, severance payments, and other obligations that are significantly greater than those in the United States.

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

ITEM 3.        LEGAL PROCEEDINGS.

         None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the security holders during the fourth quarter of fiscal year 2004.

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
               MATTERS.

        The Company's common stock trades on the NASDAQ National Market System under the symbol "ULCM". The following table sets forth the range of closing prices of the Company's common stock as reported on NASDAQ for the period from February 1, 2003 through January 31, 2005:

FISCAL YEAR            FISCAL QUARTER                LOW         HIGH
-----------            --------------                ---         ----

  2003             02/1/03  -    04/30/03         $   5.50     $   7.28
                   05/1/03  -    07/31/03         $   7.08     $  12.09
                   08/1/03  -    10/31/03         $   9.75     $  12.93
                   11/1/03  -    01/31/04         $   8.68     $  11.55

  2004             02/1/04  -    04/30/04         $   9.01     $  10.93
                   05/1/04  -    07/31/04         $   8.88     $  11.70
                   08/1/04  -    10/31/04         $   8.94     $  17.19
                   11/1/04  -    01/31/05         $  13.24     $  19.12

         There were 31 holders of record of the Company's common stock on March 22, 2005. Such record holders include a number who are nominees for an undetermined number of beneficial owners. The Company believes that the number of beneficial owners of the shares of common stock outstanding at such date was approximately 3,400.

         The Company does not currently expect to pay any cash dividends on its equity securities in the near future, but rather intends to retain its earnings to finance the development and growth of its business. Any future determination as to the declaration and payment of dividends will be made by the Board of Directors in its discretion, and will depend upon the Company's earnings, financial condition, capital requirements, and other relevant factors.

ITEM 6.        SELECTED FINANCIAL DATA.

         The following tables present selected consolidated financial data for the Company for each of the years in the five years ended January 31, 2005. Such information has been derived from the Company's audited consolidated financial statements and should be read in conjunction with the Company's consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this report.


                                                                                   YEARS ENDED JANUARY 31,
                                                             --------------------------------------------------------------------

                                                                 2001           2002        2003           2004            2005
                                                                 ----           ----        ----           ----            ----
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

 STATEMENT OF OPERATIONS DATA:
 Sales                                                       $  47,441       $  58,156    $  29,231      $  38,378      $  63,436
 Cost of sales                                                  15,489          19,536       11,233         11,158         14,627
                                                             ----------      ----------   ----------     ----------     ----------
 Gross profit                                                   31,952          38,620       17,998         27,220         48,809
 Research and development                                       10,325          14,236       10,098          9,461         10,636
 Selling, general and administrative                            13,271          15,861       13,972         15,168         17,607
 Workforce reduction and restructuring charges (credits)             -               -        2,290           (233)             -
                                                             ----------      ----------   ----------     ----------     ----------
 Income (loss) from operations                                   8,356           8,523       (8,362)         2,824         20,566
 Interest and other income, net                                  6,282           8,761        5,536          3,493          3,275
                                                             ----------      ----------   ----------     ----------     ----------
 Income (loss) before income tax provision (benefit)            14,638          17,284       (2,826)         6,317         23,841
 Income tax provision (benefit)                                  5,561           6,447       (1,091)         1,737          7,870
                                                             ----------      ----------   ----------     ----------     ----------
 Net income (loss)                                           $   9,077       $  10,837    $  (1,735)     $   4,580      $  15,971
                                                             ==========      ==========   ==========     ==========     ==========

 Earnings (loss) per share--diluted                          $    0.22       $    0.25    $   (0.04)     $    0.11      $    0.36


 Weighted average number of common and common
 equivalent shares outstanding - diluted                        40,715          43,246       41,399         43,261         44,009



                                                                                           JANUARY 31,
                                                              -------------------------------------------------------------------
                                                                2001             2002          2003          2004           2005
                                                                ----             ----          ----          ----           ----
                                                                                         (IN THOUSANDS)

 BALANCE SHEET DATA:
 Working capital                                             $ 195,369       $ 212,946    $ 215,945      $ 222,229      $ 246,150
 Total assets                                                  232,187         240,675      237,102        244,627        271,992
 Shareholders' equity                                          207,049         224,024      223,152        231,847        255,564


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


INTRODUCTION

         Ulticom designs, develops, markets, licenses, and supports service enabling signaling software for fixed, mobile, and Internet communications. These products are sold through a direct sales force to network equipment manufacturers, application developers, and service providers who include the Company's products within their products. Signalware sales consist of software licenses, interface boards, training, and support revenues. In certain limited circumstances, the Company sells Signalware development services under fixed-fee arrangements with its customers. New customers begin development of applications and services by purchasing the appropriate Signalware development kit, which includes a development software license, an interface board, cables, training, a one-year development support plan, and documentation. At deployment, the customer generally purchases one or more deployment licenses, additional interface boards, and an annual deployment maintenance and support plan, which is typically renewed annually for the life of the installation.


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

         In accordance with Statement of Position 97-2, "Software Revenue Recognition," and related Interpretations; product revenues, which include software license and hardware revenue, are generally recognized in the period in which persuasive evidence of an arrangement exists, the products are delivered and accepted by the customer, the fee is fixed and determinable, and collection is considered probable. When the Company has significant obligations subsequent to shipment, revenues are not recognized until the obligations are fulfilled. Revenues from arrangements that include significant acceptance terms are not recognized until acceptance has occurred. The Company provides its customers with post-contract support services, which generally consist of bug-fixing and telephone access to the Company's technical personnel, but may also include the right to receive product updates, upgrades, and enhancements. Revenue from these services is recognized ratably over the contract period. Post-contract support services included in the initial licensing fee are allocated from the total contract amount based on the relative fair value of vendor specific objective evidence ("VSOE"). For multi-element arrangements, VSOE of fair value is determined based on the price charged when the same element is sold separately or, for elements not yet being sold separately, the price established by management having the relevant authority. If VSOE of fair value does not exist for one or more delivered elements of a multi-element arrangement and VSOE of fair value exists for all undelivered elements, then revenue is recognized using the "residual method."

         Deferred revenue consists primarily of amounts billed to customers pursuant to terms specified in contracts but for which revenue has not been recognized.

         Revenues from providing customer training are recognized when training is provided and historically have not been material.

         Revenues from fee-based consulting and development services are recognized when services are provided in accordance with customer's specification and historically have not been material.

         Cost of sales includes salary and related benefits, material costs, depreciation and amortization, an overhead allocation, as well as other costs associated with cost of sales activities. Research and development costs include salary and related benefits as well as travel, depreciation and amortization of research and development equipment, an overhead allocation, as well as other costs associated with research and development activities. Selling, general and administrative costs include salary and related benefits, travel, depreciation and amortization, marketing and promotional materials, recruiting expenses, professional fees, corporate services provided by CTI, facility costs, as well as other costs associated with sales, marketing, finance, and administrative departments.

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


RELATED PARTY TRANSACTIONS

         The Company sells products and provides services to other subsidiaries of CTI. Sales to related parties were approximately $3,352,000, $4,234,000, and $6,419,000 for the years ended January 31, 2003, 2004, and 2005, respectively.

         As of January 31, 2004 and 2005, amounts due from subsidiaries of CTI were approximately $240,000 and $1,432,000, respectively, and are included in accounts receivable on the Consolidated Balance Sheets.

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


         The Company has agreed to pay to CTI a quarterly fee of $150,000, payable in arrears at the end of each fiscal quarter, in consideration for all services provided by CTI during such fiscal quarter. The Company was charged $600,000 in each of the years ended January 31, 2003, 2004, and 2005 for services provided by CTI. In addition, the Company has agreed to reimburse CTI for any out-of-pocket expenses incurred, if any, by CTI in providing the services. The agreement is currently in effect until January 31, 2006 and extends for additional twelve-month periods unless terminated by either party.

RESULTS OF OPERATIONS

YEAR ENDED JANUARY 31, 2005 ("FISCAL YEAR 2004") COMPARED TO YEAR ENDED JANUARY 31, 2004 ("FISCAL YEAR 2003")

         Sales. Sales for fiscal year 2004 increased by approximately $25.1 million, or approximately 65%, to approximately $63.4 million when compared with fiscal year 2003. The increase was attributable to an increase in product revenues of approximately $25.3 million, due primarily to a higher volume of sales and deployments of our Signalware products when compared with fiscal year 2003. The increase in sales was partially offset by a decrease in service revenues of approximately $0.2 million. Sales to international customers represented approximately 79% of sales in fiscal year 2004 and approximately 72% of sales in fiscal year 2003.

         Cost of Sales. Cost of sales increased by approximately $3.5 million, or approximately 31%, to approximately $14.6 million in fiscal year 2004 when compared with fiscal year 2003. The dollar increase is primarily attributable to increased expenses of approximately $2.7 million in material and production costs and approximately $0.9 million in personnel-related and overhead costs, offset by approximately $0.1 million decrease in depreciation and amortization costs for fiscal year 2004 when compared with fiscal year 2003. Gross margins (expressed as a percentage of sales) increased to approximately 77% in fiscal year 2004 from approximately 71% in fiscal year 2003.

         Research and Development Expenses. Research and development expenses increased in fiscal year 2004 by approximately $1.2 million, or approximately 12%, to approximately $10.6 million in fiscal year 2004 when compared with fiscal year 2003, and as a percentage of sales, decreased to approximately 17% in fiscal year 2004 from approximately 25% in fiscal year 2003. The dollar increase is primarily attributable to management's investment in research and development activities to enhance the features and performance of existing products and introduce new products, resulting in approximately $1.4 million increase in personnel-related and overhead costs. The dollar increase in research and development expenses was partially offset by a decrease of approximately $0.2 million in depreciation and amortization costs for fiscal year 2004 when compared with fiscal year 2003.

         Selling, General & Administrative Expenses. Selling, general and administrative expenses increased by approximately $2.4 million, or approximately 16%, to approximately $17.6 million in fiscal year 2004 when compared with fiscal year 2003, and as a percentage of sales decreased to approximately 28% in fiscal year 2004 from approximately 40% in fiscal year 2003. The dollar increase is primarily attributable to management's continued investment in sales and marketing activities, resulting in approximately $1.7 million increase in personnel-related costs, $0.8 million in professional services and $0.3 million in travel and entertainment costs. The dollar increase in selling, general and administrative expenses was partially offset by a decrease of approximately $0.3 million in depreciation and amortization costs and $0.1 million in other costs, for fiscal year 2004 when compared with fiscal year 2003.

         Workforce Reduction and Restructuring Charges (Credits). In June 2003, the Company entered into an agreement with the landlord of a facility covered under the Company's 2002 restructuring plan. The agreement terminated the current lease obligations in exchange for a lump sum payment by the Company and the execution of a lease for another smaller facility owned by the landlord, resulting in the reversal of approximately $0.2 million of this previously taken charge.

         Interest and Other Income, net. Interest income decreased by approximately $0.2 million, or approximately 6%, to approximately $3.3 million in fiscal year 2004 when compared with fiscal year 2003. The decrease is a result of lower interest income earned on the Company's cash investments of approximately $0.6 million, primarily as a result of a shift towards investing in lower yielding, tax efficient investments, which is partially offset by lower realized losses from investments of approximately $0.4 million when compared with fiscal year 2003.

         Income Tax Provision (Benefit). Provision for income taxes increased by approximately $6.1 million to approximately $7.9 million for fiscal year 2004 when compared with fiscal year 2003. The Company's overall effective tax rate was approximately 33% for fiscal year 2004 and approximately 28% for fiscal year 2003.

         Net Income (Loss). Net income increased by approximately $11.4 million to approximately $16.0 million for fiscal year 2004 when compared with fiscal year 2003. Net income as a percentage of sales was approximately 25% in fiscal year 2004 and approximately 12% in fiscal year 2003. The changes are primarily attributable to the factors described above.

YEAR ENDED JANUARY 31, 2004 COMPARED TO YEAR ENDED JANUARY 31, 2003 ("FISCAL YEAR 2002")

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

         Cost of Sales. Cost of sales decreased by approximately $0.1 million, or approximately 1%, to approximately $11.2 million in fiscal year 2003 when compared with fiscal year 2002. The dollar decrease is primarily attributable to lower expenses of approximately $0.3 million in depreciation and amortization costs and approximately $0.1 million in material and production costs, offset by approximately $0.3 million increase in personnel-related and overhead costs for fiscal year 2003 when compared with fiscal year 2002. Gross margins (expressed as a percentage of sales) increased from approximately 71% in fiscal year 2003 to approximately 62% in fiscal year 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital at January 31, 2005 and 2004 of approximately $246.2 million and $222.2 million, respectively. At January 31, 2005 and 2004, the Company had cash and cash equivalents and short-term investments of approximately $246.7 million and $224.4 million, respectively.

         Operations for fiscal years 2004, 2003, and 2002, after adjusting for non-cash items, provided cash of approximately $17.4 million, $5.5 million, and $2.3 million, respectively. During such years, other changes in operating assets and liabilities provided (used) cash of approximately $0.9 million, $(1.2) million, and $(1.5) million, respectively. This resulted in net cash provided by operating activities of approximately $18.3 million, $4.3 million, and $0.8 million during the fiscal years 2004, 2003, and 2002, respectively.

         Investing activities for fiscal years 2004, 2003, and 2002 used cash of approximately $10.6 million, $10.6 million, and $35.5 million, respectively. These amounts include (i) purchases of property and equipment of approximately $1.4 million, $0.8 million, and $0.6 million, respectively; and (ii) net maturities and sales (purchases) of investments, of approximately $(9.1) million, $(9.9) million, and $(34.9) million, respectively.

         Financing activities for fiscal years 2004, 2003, and 2002 provided cash of approximately $5.3 million, $2.1 million, and $1.4 million, respectively, relating to the proceeds from the issuance of common stock in connection with the exercise of stock options and employee stock purchase plan.

         Although there are no present understandings, commitments or agreements with respect to acquisitions of other businesses, products or technologies, the Company may, in the future, consider such transactions, which may require additional debt or equity financing. The issuance of debt or equity securities could be expected to have a dilutive impact on the Company's shareholders, and there can be no assurance as to whether or when any acquired business would contribute positive operating results commensurate with the associated investment.

         The Company may pursue acquisitions of businesses, products, or technologies in the future to expand its business and the products it offers. Any material acquisition could result in a decrease in working capital; depending upon the amount, timing, and nature of the consideration paid.

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

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

         The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2005, the Company was not involved in any unconsolidated SPE transactions.

         The following table summarizes the impact that the Company's January 31, 2005 aggregate contractual obligations are expected to have on liquidity and cash flows in future periods:


                                                                     Payments Due by Period
                                       -------------------------------------------------------------------------------------
                                                               Less than                                           More than
                                            Total               1 Year           1-3 Years        3-5 Years         5 Years
                                            -----               ------           ---------        ---------         -------
                                                                              (In thousands)

Operating lease obligations            $      1,211        $        995        $      214        $       2        $      -
Purchase obligations (1)                      3,648               3,648                 -                -               -
                                       -------------------------------------------------------------------------------------

Total                                  $      4,859        $      4,643        $      214        $       2        $      -
                                       =============       =============       ===========       ==========       ==========

(1) Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. The Company does not have material commitments for capital expenditures as of January 31, 2005.


CERTAIN TRENDS AND UNCERTAINTIES

         The Company derives substantially all of its revenue from the communications industry, which has experienced a challenging capital spending environment. Although the capital spending environment has improved recently and the Company's revenues have increased in recent quarters, business conditions currently are weaker than in prior quarters and if capital spending and technology purchasing by the Company's customers does not continue to improve or if they decline, revenue may stagnate or decrease, and the Company's operating results will be adversely affected. Because a significant proportion of the

Company's sales occur in the late stages of a quarter, a delay, cancellation or other factor resulting in the postponement or cancellation of a sale may cause the Company to miss its financial projections, which may not be discernible until the end of a financial reporting period. The Company issued guidance that its sales and net income for the first fiscal quarter of 2005 is projected to be lower than the prior quarter's sales and net income. Future results may differ materially from recent results and past reported results should not be considered as an indication of future performance. For these reasons and the risk factors outlined below, it has been and continues to be very difficult for the Company to accurately forecast future revenues and operating results.

         The Company's business is dependent on the strength of the communications industry. The communications industry, including the Company, has been negatively affected by, among other factors, the high costs and large debt positions incurred by some communication service providers to expand capacity and enable the provision of future services (and the corresponding risks associated with the development, marketing, and adoption of these services as discussed below), including the cost of acquisitions of licenses to provide future broadband services and reductions in actual and projected revenues and deterioration in actual and projected operating results. In the past, these entities have significantly reduced their actual and planned expenditures to expand their networks and delayed and reduced the deployment of services. A number of communication service providers have indicated the existence of conditions of excess capacity in certain markets and have delayed the planned introduction of new services. The Company's sales to equipment manufacturers and application developers who supply the communications industry have been adversely affected by the past slowdown of infrastructure purchases by communication service providers and by declines in technology expenditures. While there has recently been an increase in such purchases, the return of diminished purchases may have an adverse effect on the Company's future results. In addition to loss of revenue, weakness in the communications industry has affected and may, in the future, affect the Company's business by increasing the risks of credit or business failures of suppliers, customers or distributors, by delays and defaults in customer or distributor payments, and by price reductions instituted by competitors to retain or acquire market share.

         A limited number of customers have contributed a significant percentage of the Company's revenues; with 68% of the Company's fiscal year 2004 sales derived from only three customers. The Company anticipates that its operating results in any given period will continue to depend significantly upon revenues from a small number of customers. The deferral or loss of one or more significant orders from any of these customers could have a material adverse effect on the Company's business and operating results.

        Recently, there have been announcements of several mergers in the telecommunications industry. To the extent that the Company's customer base consolidates, the Company may have an increased dependence on a few customers who may be able to exert increased pressure on the Company's prices and contractual terms in general. Consolidation also may result in the loss of both existing and potential customers of the Company.

         While the Company's plan of operations is predicated, in part, on a recovery in expenditures by equipment manufacturers, application developers and communication service providers, the Company could experience deterioration in its operating results, and may determine to modify its plan for future operations in the absence of such recovery, which may include, among other things, reductions in its workforce.

         The Company intends to continue to make significant investment in its business, and to examine opportunities for growth. These activities may involve significant expenditures and obligations that cannot readily be curtailed or reduced if anticipated growth in demand for the associated products does not materialize or is delayed. The impact of these decisions on future financial results cannot be predicted with assurance, and the Company's commitment to growth may increase its vulnerability to downturns in its markets, technology changes and shifts in competitive conditions.

         The Company intends to continue to examine opportunities for growth through merger and acquisitions. If the Company does make acquisitions, it may not be able to discover all potential risks and liabilities of the newly acquired business through the due diligence process, will inherit the acquired companies' past financial statements and may enter an industry in which it has limited or no experience. Also, the Company may not be able to successfully incorporate the personnel, operations and customers of these companies into the Company's business. In addition, the Company may fail to achieve the anticipated synergies from the combined businesses, including marketing, product integration, distribution, product development and other synergies. The integration process may further strain the Company's existing financial and managerial controls and reporting systems and procedures. This may result in the diversion of management and financial resources from the Company's core business objectives. In addition, an acquisition or merger may require the Company to utilize cash reserves, incur debt or issue equity securities, which may result in a dilution of existing shareholders, and the Company may be negatively impacted by the assumption of liabilities of the merged or acquired company. Due to rapidly changing market conditions, the Company may find the value of its acquired technologies and related intangible assets, such as goodwill as recorded in the Company's financial statements, to be impaired, resulting in charges to operations. The Company may also fail to retain the acquired or merged company's key employees and customers. The Company also may not be able to identify suitable merger or acquisition candidates, and even if the Company does identify suitable candidates, it may not be able to make these transactions on commercially acceptable terms, or at all.

         Currently, the Company accounts for employee stock options in accordance with Accounting Principles Board ("APB") Opinion No. 25 and related Interpretations, which provide that any compensation expense relative to employee stock options be measured based on intrinsic value of the stock options. As a result, when options are priced at or above fair market value of the underlying stock on the date of the grant, as currently is the Company's practice, the Company incurs no compensation expense. In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123 (Revised 2004), "Share-Based Payment", ("SFAS No. 123(R)") which revises SFAS No. 123 and supersedes APB Opinion No.
25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for reporting periods beginning after June 15, 2005, which for the Company is August 1, 2005 (the "Effective Date"). Beginning on the Effective Date, the Company must (i) expense all options granted after the Effective Date over the applicable vesting period, and
(ii) expense the non-vested portions of existing option grants going forward over their remaining vesting period. Compensation expense for the non-vested portions of existing option grants as of the Effective Date will be recorded based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Under SFAS No. 123(R), the Company is required to adopt a fair value-based method for measuring the compensation expense related to employee stock and stock options awards; this will lead to substantial additional compensation expense. Any such expense, although it will not affect the Company's cash flows, will have a material negative impact on the Company's reported results of operations.

         The communications industry is subject to rapid technological change. The introduction of new technologies in the communications market, including the delay in the adoption of such new technologies, and new alternatives for the delivery of services are having, and can be expected to continue to have, a profound effect on competitive conditions in the market and the success of market participants, including the Company. The Company's continued success will depend on the ability to correctly anticipate technological trends, to react quickly and effectively to such trends and to enhance its existing product line and to introduce new products on a timely and cost-effective basis. As a result, the life cycle of the Company's product line is difficult to estimate. In addition, changing industry and market conditions may dictate strategic decisions to restructure some business units and discontinue others. Discontinuing a business unit or product line may result in the Company recording accrued liabilities for special charges, such as costs associated with a reduction in workforce. These strategic decisions could result in changes to determinations regarding a product's useful life and the recoverability of the carrying basis of certain assets.

         The Company's products involve sophisticated technology that perform critical functions to highly demanding standards. If the Company's current or future products develop operational problems, the Company may incur fees and penalties in connection with such problems, which could have a material adverse effect on the Company. The Company offers complex products that may contain undetected defects or errors, particularly when first introduced or as new versions are released. The Company may not discover such defects or errors until after a product has been released and used by the customer. Significant costs may be incurred to correct undetected defects or errors in the Company's products and these defects or errors could result in future lost sales. Defects or errors in the Company's products also may result in product liability claims, which could cause adverse publicity and impair their market acceptance.

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

         The Company's competitors may be able to develop more quickly or adapt faster to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products. Some of the Company's competitors have longer operating histories, larger customer bases, longer standing relationships with customers, greater name recognition and significantly greater financial, technical, marketing, customer service, public relations, distribution and other resources. New competitors continue to emerge which may reduce the Company's market share. In addition, some of the Company's customers, may in the future, decide to internally develop their own solutions instead of purchasing them from the Company. Increased competition could force the Company to lower its prices or take other actions to differentiate its products.

         The Company's recent growth has strained its managerial and operational resources. The Company's continued growth may further strain its resources, which could hurt its business and results of operations. There can be no assurance that the Company's managers will be able to manage growth effectively. To manage future growth, the Company's management must continue to improve the Company's operational and financial systems, procedures and controls and expand, train, retain and manage its employee base. If the Company's systems, procedures and controls are inadequate to support its operations, the Company's expansion could slow or come to a halt, and it could lose its opportunity to gain significant market share. Any inability to manage growth effectively could materially harm the Company's business, results of operations and financial condition.

         The Company's business is subject to evolving corporate governance and public disclosure regulations that have increased both costs and the risk of noncompliance, which could have an adverse effect on the Company's stock price. Because the Company's common stock is publicly traded on the Nasdaq stock market, the Company is subject to rules and regulations promulgated by a number of governmental and self-regulated organizations, including the SEC, Nasdaq and the Public Company Accounting Oversight Board, which monitors the accounting practices of public companies. Many of these regulations have only recently been enacted, and continue to evolve, making compliance more difficult and uncertain. In addition, the Company's efforts to comply with these new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, Section 404 of Sarbanes-Oxley Act of 2002 and related regulations require the Company to include a management assessment of its internal controls over financial reporting and auditor attestation of that assessment in its annual report for the Company's fiscal year ending January 31, 2005. While the Company is now able to assert, in the management certifications filed with this Annual Report on Form 10-K, that the Company's internal control over financial reporting is effective as of January 31, 2005 and that no material weaknesses have been identified, the Company must continue to monitor and assess the internal control over financial reporting. The Company cannot provide any assurances that material weaknesses will not be discovered in the future. If the Company's management identifies one or more material weaknesses in the internal control over financial reporting that remain unremediated, the Company will be unable to assert such internal control over financial reporting is effective. If the Company is unable to assert that the internal control over financial reporting is effective for any given reporting period (or if the Company's auditors are unable to attest that the management's report is fairly stated or are unable to express an opinion on the effectiveness of the internal controls), the Company could lose investor confidence in the accuracy and completeness of the Company's financial reports, which would have an adverse effect on the Company's stock price. The effort regarding Section 404 has required, and continues to require, the commitment of significant financial and managerial resources.

         Changes in existing accounting or taxation rules or practices, new accounting pronouncements or taxation rules or new interpretations of existing accounting principles could have a significant adverse effect on the Company's results of operations and may affect the Company's reported financial results.

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

         Geopolitical, economic and military conditions could directly affect the Company's operations. The outbreak of diseases, such as severe acute respiratory syndrome ("SARS") have curtailed and may in the future curtail travel to and from certain countries. Restrictions on travel to and from these and other regions on account of additional incidents of diseases, such as SARS could have a material adverse effect on the Company's business, results of operations, and financial condition. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to the Company's business. To the extent that such disruptions result in delays or cancellations of customer orders, or the manufacture or shipment of the Company's products, the Company's business, operating results and financial condition could be materially and adversely affected. More recently, the United States military involvement in overseas operations including, for example, the war in Iraq and other armed conflicts throughout the world, could have a material adverse effect on the Company's business, results of operations, and financial condition.

        The Company is a highly automated business and a disruption or failure of its systems in the event of a catastrophic event, such as a major earthquake, tsunami or other natural disaster, cyber-attack or terrorist attack could cause delays in completing sales and providing services. A catastrophic event that results in the destruction or disruption of any of the Company's critical business systems could severely affect its ability to conduct normal business operations and, as a result, the financial condition and operating results could be adversely affected. "Hackers" and others have, in the past, created a number of computer viruses or otherwise initiated "denial of service" attacks on computer networks and systems. The Company's information technology infrastructure is regularly subject to various attacks and intrusion efforts of differing seriousness and sophistication. If such "hackers" are successful, confidential information, including passwords, financial information, or other personal information may be improperly obtained and the Company may be subject to lawsuits and other liability. Even if the Company is not held liable, a security breach could harm the Company's reputation. Even the perception of security risks, whether or not valid, could inhibit market acceptance of the Company's products and could harm the Company's business, financial condition and operating results. While the Company diligently maintains its information technology infrastructure and continuously implements protections against such viruses, electronic break-ins, disruptions or intrusions, if the defensive measures fail or should similar defensive measures by the Company's customers fail, the Company's business could be materially and adversely affected.

         The Company currently derives a majority of its total sales from customers outside of the United States. International transactions involve particular risks, including political decisions affecting tariffs and trade conditions, rapid and unforeseen changes in economic conditions in individual countries, difficulty in enforcing intellectual property rights, turbulence in foreign currency and credit markets, and increased costs resulting from lack of proximity to the customer. In addition, legal uncertainties regarding liability, compliance with local laws and regulations, local taxes, labor laws, employee benefits, currency restrictions, difficulty in accounts receivable collection, longer collection periods and other requirements may have a negative impact on the Company's operating results. Unforeseen changes in the regulatory environment, including, but not limited to changes in product requirements also may have an impact on the Company's revenues, operations and/or costs in any given part of the world. New manufacturing requirements for the Company's products could require the Company to redesign or find alternatives to such products, resulting in delays and possibly lost sales.

         All of the Company's products are of US origin and are classified under the US export regulations such that currently no licenses are required to export to the countries with which the Company currently conducts business. In the future, the Company may be required to obtain export licenses and other authorizations from applicable governmental authorities for certain countries within which it conducts business. The failure to receive any required license or authorization would hinder the Company's ability to sell its products and could adversely affect the Company's business, results of operations, financial condition, and could subject the Company to civil and criminal penalties.

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

         The Company's success is dependent on recruiting and retaining key management and highly skilled technical, managerial, sales, and marketing personnel. The market for highly skilled personnel remains very competitive. The Company's ability to attract and retain employees also may be affected by cost control actions, which in the past and may again in the future, include reductions in the Company's workforce and the associated reorganization of operations.

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

         If others claim that the Company's products infringe their intellectual property rights, the Company may be forced to seek expensive licenses, reengineer its products, engage in expensive and time-consuming litigation or stop marketing its products. The Company attempts to avoid infringing known proprietary rights of third parties in its product development efforts. The Company does not, however, regularly conduct comprehensive patent searches to determine whether the technology used in its products infringes patents held by third parties. There are many issued patents, as well as patent applications in the fields, in which the Company is engaged. Because patent applications in the United States are not publicly disclosed until published or issued, applications may have been filed which relate to the Company's software and products. If the Company were to discover that its products violated or potentially violated third-party proprietary rights, it might not be able to continue offering these products without obtaining licenses for those products or without substantial reengineering of the products. Any reengineering effort may not be successful and the Company cannot be certain as to whether such licenses would be available. Even if such licenses were available, the Company cannot be certain that any licenses would be offered to the Company on commercially reasonable terms.

         While the Company occasionally files patent applications, it cannot be assured that patents will be issued on the basis of such applications or that, if such patents are issued, they will be sufficiently broad to protect its technology. In addition, the Company cannot be assured that any patents issued to it will not be challenged, invalidated or circumvented.

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

         The Company holds a large proportion of its net assets in short-term investments. Such investments subject the Company to the risks inherent in the capital markets generally, and to the performance of other businesses over which it has no direct control. Given the relatively high proportion of the Company's liquid assets relative to its overall size, the results of its operations are materially affected by the results of the Company's capital management and investment activities and the risks associated with those activities. In addition, although interest rates have risen recently, low interest rates have in the past and may in the future have an adverse impact on the Company's results of operations.

         CTI beneficially owns a majority of the Company's outstanding shares of common stock. Consequently, CTI effectively controls the outcome of all matters submitted for shareholder action, including the composition of the Company's board of directors and the approval of significant corporate transactions. Through its representation on the Company's board of directors, CTI has a controlling influence on the Company's management, direction and policies, including the ability to appoint and remove officers. As a result, CTI may cause the Company to take actions that may not be aligned with the Company's interests or those of its other shareholders. For example, CTI may prevent or delay any transaction involving a change in control of the Company or in which the Company's shareholders might receive a premium over the prevailing market price for their shares.

         The Company issues stock options as a key component of its overall compensation. There is growing pressure on public companies from shareholders generally and various organizations to reduce the rate at which companies, including the Company, issue stock options to employees, which may make it more difficult to obtain shareholder approval of equity compensation plans when required. In addition, FASB has adopted changes to generally accepted accounting principles ("GAAP") that will require the Company to adopt a different method of determining the compensation expense for its employee stock options and employee stock purchase plan beginning in the third quarter of fiscal 2005. As a result, the Company has terminated its employee stock purchase plan. In addition, the Company believes expensing stock options will increase shareholder pressure to limit future option grants and could make it more difficult for the Company to grant stock options to employees in the future. As a result, the Company may lose top employees to non-public, start-up companies or may generally find it more difficult to attract, retain and motivate employees, either of which could materially and adversely affect the Company's business, results of operations and financial condition.

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

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued SFAS No.123(R), which revises SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for reporting periods beginning after June 15, 2005, which for the Company is August 1, 2005 (the "Effective Date"). Beginning on the Effective Date, the Company must (i) expense all options granted after the Effective Date over the applicable vesting period, and (ii) expense the non-vested portions of existing option grants going forward over their remaining vesting period. Compensation expense for the non-vested portions of existing option grants as of the Effective Date will be recorded based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Under SFAS No. 123(R), the Company is required to adopt a fair value-based method for measuring the compensation expense related to employee stock and stock options awards; this will lead to substantial additional compensation expense. Any such expense, although it will not affect the Company's cash flows, will have a material negative impact on the Company's reported results of operations.

         In March 2004, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which provides additional guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company will evaluate the impact of EITF 03-1 once final guidance is issued, however the adoption of EITF 03-1 in its current form is not expected to have a material effect on the Company's consolidated financial statements.


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

        The Company places its cash investments with high credit-quality financial institutions and currently invests primarily in money market funds placed with major banks and financial institutions, Auction Rate Securities, corporate and municipal short and medium-term notes, asset-backed securities, and United States government and United States government corporation and agency obligations and/or mutual funds investing in the like. The Company has investment guidelines relative to diversification and maturities designed to maintain safety and liquidity. As of January 31, 2005, the Company had cash and cash equivalents totaling approximately $19,372,000 and had short-term investments totaling approximately $227,300,000. If, during the year ended January 31, 2006, average short-term interest rates increase or decrease by 50 basis points relative to average rates realized during the year ended January 31, 2005, the Company's projected interest income from cash and cash equivalents and short-term investments would increase or decrease by approximately $1,233,000, assuming a similar level of investments in the year ended January 31, 2006.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


ITEM 9A.       CONTROLS AND PROCEDURES

         (a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of January 31, 2005. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of January 31, 2005.

         (b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended January 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

         See the Management Report on Internal Control Over Financial Reporting, which appears on page F-2 of this report. The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect the Company's disclosure controls and procedures or its internal controls, to prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with the Company have been detected.

ITEM 9B.       OTHER INFORMATION

         Not applicable.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by this item is incorporated by referenced to the information in the Company's Notice of Annual Meeting of Shareholders and Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 15, 2005 (the "Proxy Statement") under the captions "Codes of Business Conduct and Ethics", "Background of Nominees and Executive Officers", "Audit Committee", and "Section 16(a) Beneficial Ownership Reporting Compliance".

ITEM 11.       EXECUTIVE COMPENSATION


         Information required by this Item is incorporated by reference to "Executive Compensation" and "Compensation of Directors" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

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

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

         Information required by this Item is incorporated by reference to "Independent Registered Public Accounting Firm Fees" and "Policy for Audit, Audit Related and Non-Audit Services" in the Proxy Statement.

                                     PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.


                                                                                      Page
(a) Documents filed as part of this report.
    --------------------------------------

(1) Financial Statements.
    --------------------

          Index to Consolidated Financial Statements                                   F-1

          Management Report on Internal Control Over Financial Reporting               F-2

          Report of Independent Registered Public Accounting Firm on Internal
          Control over Financial Reporting                                             F-3

          Report of Independent Registered Public Accounting Firm on the
          Consolidated Financial Statements                                            F-5

          Consolidated Balance Sheets as of January 31, 2004 and 2005                  F-6

          Consolidated Statements of Operations for the years ended January            F-7
          31, 2003, 2004 and 2005

          Consolidated Statements of Shareholders' Equity for the years
          ended January 31, 2003, 2004 and 2005                                        F-8

          Consolidated Statements of Cash Flows for the years ended January
          31, 2003, 2004 and 2005                                                      F-9

          Notes to Consolidated Financial Statements                                   F-10

(2) Financial Statement Schedules.
    -----------------------------

    None


(3)  Exhibits.
     --------

          The Index of Exhibits commences on the following page. Exhibits numbered 10.1 through 10.6 and 10.8 through 10.12 comprise material compensatory plans and arrangements of the registrant.


         (b) Index of Exhibits

        Exhibits
No.     Description

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

10   Material Contracts:

         10.1* Services Agreement, dated as of February 1, 1998, between Comverse Technology, Inc. and Ulticom, Inc. (Incorporated by reference from the Registrant's Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 333-94873)

         10.2* Federal Income Tax Sharing Agreement, dated as of December 21, 1999, between Comverse Technology, Inc. and Ulticom, Inc. (Incorporated by reference from the Registrant's Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 333-94873)

         10.3* Patent License Agreement, dated January 12, 2000, between Comverse Patent Holding Company, Inc. and Ulticom, Inc. (Incorporated by reference from the Registrant's Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 333-94873)

         10.4* License Agreement, dated as of February 1, 2000, between Comverse Technology, Inc. and Ulticom, Inc. (Incorporated by reference from the Registrant's Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 333-94873)

         10.5* Registration Rights Agreement, dated as of January 1, 2000, between Comverse Technology, Inc. and Ulticom, Inc. (Incorporated by reference from the Registrant's Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 333-94873)

         10.6* Business Opportunities Agreement, dated as of January 1, 1999, between Comverse Technology, Inc. and Ulticom, Inc. (Incorporated by reference from the Registrant's Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 333-94873)

         10.7* Form of Indemnification Agreement. (Incorporated by reference from the Registrant's Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 333-94873)

         10.8* 1998 Stock Incentive Compensation Plan (Incorporated by reference from the Registrant's Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 333-94873)

         10.9* Employment Agreement, dated as of February 1, 2000 between Shawn Osborne and Ulticom, Inc. (Incorporated by reference from the Registrant's Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 333-94873)

         10.10* 2000 Employee Stock Purchase Plan (Incorporated by reference from the Registrant's Registration Statement on Form S-8 under the Securities Act of 1933, Registration No. 333-56522)

         10.11* Form of Agreement evidencing a grant of Stock Options under the Ulticom, Inc.'s Stock Incentive Compensation Plan. (Incorporated by reference to the Registrant's Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on December 10, 2004.)

         10.12* Form of Agreement evidencing a grant of Stock Options under the Ulticom, Inc.'s Stock Incentive Compensation Plan to its directors. (Incorporated by reference to the Registrant's Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on February 11, 2005.)

         21.1**     Subsidiaries of Ulticom, Inc.

         23.1** Consent of Deloitte and Touche LLP, Independent Registered Public Accounting Firm

         24.1**     Powers of Attorney (see signature page to this report)

         31.1** Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2** Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32*** Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------------------
*    Incorporated by reference

**   Filed with this report on Form 10-K

*** Furnished herewith pursuant to Item 601(b)(32) of SEC Regulation S-K and are not deemed "filed" with the Securities and Exchange Commission and are not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934.

                                   SIGNATURES

Pursuant to the requirements of the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Ulticom, Inc.
                                       (Registrant)

Dated:  April 15, 2005                 By: /s/ Shawn K. Osborne
                                           Shawn K. Osborne
                                           President and Chief Executive Officer

Dated:  April 15, 2005                 By: /s/ Mark A. Kissman
                                           Mark A. Kissman
                                           Vice President of Finance and
                                           Chief Financial Officer

         KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Shawn K. Osborne and Mark A. Kissman and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the dates indicated:


Signature                                Title                                                   Date
---------                                -----                                                   ----

/s/ Kobi Alexander                       Chairman of the Board of Directors                      April 13, 2005
-----------------------                    and Director
Kobi Alexander

/s/ Shawn K. Osborne                     President and Chief Executive Officer                   April 13, 2005
-----------------------                     and Director
Shawn K. Osborne                         (Principal Executive Officer)


/s/ Mark A. Kissman                      Chief Financial Officer                                 April 13, 2005
-----------------------                    (Principal Financial Officer)
Mark A. Kissman

/s/ Paul D. Baker                        Director                                                April 12, 2005
-----------------------
Paul D. Baker

/s/ Michael J. Chill                     Director                                                April 12, 2005
-----------------------
Michael J. Chill


Signature                                Title                                                   Date
---------                                -----                                                   ----

/s/ Ron Hiram                            Director                                                April 12, 2005
-----------------------
Ron Hiram

/s/ Yaacov Koren                         Director                                                April 12, 2005
-----------------------
Yaacov Koren

/s/ David Kreinberg                      Director                                                April 13, 2005
-----------------------
David Kreinberg

/s/ Rex A. McWilliams                    Director                                                April 11, 2005
-----------------------
Rex A. McWilliams

/s/ Paul L. Robinson                     Director                                                April 13, 2005
-----------------------
Paul L. Robinson


                          ULTICOM, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                           Page

Management Report on Internal Control Over Financial Reporting..............F-2

Report of Independent Registered Public Accounting Firm
         on Internal Control Over Financial Reporting.......................F-3

Report of Independent Registered Public Accounting Firm
          on the Consolidated Financial Statements..........................F-5

Consolidated Balance Sheets as of January 31, 2004 and 2005 ................F-6

Consolidated Statements of Operations for the
        years ended January 31, 2003, 2004 and 2005.........................F-7

Consolidated Statements of Shareholders' Equity for the
        years ended January 31, 2003, 2004 and 2005.........................F-8

Consolidated Statements of Cash Flows for the
        years ended January 31, 2003, 2004 and 2005 ........................F-9

Notes to Consolidated Financial Statements..................................F-10

         MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

     o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

     o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

     o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of January 31, 2005. In making this assessment, the Company's management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

         Based on our assessment and those criteria, the Company's management believes that, as of January 31, 2005, the Company's internal control over financial reporting is effective.

         The Company's independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on management's assessment of the Company's internal control over financial reporting, which appears on pages F-3 and F-4.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING


To the Board of Directors and Shareholders of Ulticom, Inc.
Mount Laurel, New Jersey

We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Ulticom, Inc. and subsidiary (the "Company") maintained effective internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of January 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 31, 2005 of the Company and our report dated April 1, 2005 expressed an unqualified opinion on those financial statements.



/s/ Deloitte & Touche LLP


Jericho, New York
April 1, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS


To the Board of Directors and Shareholders of Ulticom, Inc.
Mount Laurel, New Jersey

We have audited the accompanying consolidated balance sheets of Ulticom, Inc. and subsidiary (the "Company") as of January 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ulticom, Inc. and subsidiary as of January 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of January 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 1, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


/s/ Deloitte & Touche LLP


Jericho, New York
April 1, 2005

                          ULTICOM, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     JANUARY 31,      JANUARY 31,
                                                                                        2004             2005
                                                                                        ----             ----

                                     ASSETS
 CURRENT ASSETS:
        Cash and cash equivalents                                                    $   6,316        $  19,372
        Short-term investments                                                         218,066          227,300
        Accounts receivable, net                                                         6,417           11,062
        Inventories                                                                        762            1,286
        Prepaid expenses and other current assets                                        3,448            3,558
                                                                                     ----------       ----------
           Total current assets                                                        235,009          262,578
        Property and equipment, net                                                      2,182            2,274
        Investments                                                                      5,463            5,375
        Other assets                                                                     1,973            1,765
                                                                                     ----------       ----------
           Total assets                                                              $ 244,627        $ 271,992
                                                                                     ==========       ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
      Accounts payable and accrued expenses                                          $   9,073        $  11,966
      Deferred revenue                                                                   3,707            4,462
                                                                                     ----------       ----------
           Total current liabilities                                                    12,780           16,428

 COMMITMENTS AND CONTINGENCIES  (Note 13)

 SHAREHOLDERS' EQUITY:
      Undesignated stock, no par value, 10,000,000 shares authorized,
         no shares issued and outstanding                                                    -                -
      Common stock, no par value, 200,000,000 shares authorized,
         42,150,857 and 43,101,804 shares issued and outstanding                             -                -
      Additional paid-in capital                                                       208,576          216,490
      Retained earnings                                                                 23,869           39,840
      Accumulated other comprehensive loss                                               (598)            (766)
                                                                                     ----------       ----------
           Total shareholders' equity                                                  231,847          255,564
                                                                                     ----------       ----------
           Total liabilities and shareholders' equity                                $ 244,627        $ 271,992
                                                                                     ==========       ==========


                 See notes to consolidated financial statements

                          ULTICOM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                               YEARS ENDED JANUARY 31,
                                                                               -----------------------
                                                                       2003             2004             2005
                                                                    ---------         ---------       ---------
 Sales:
   Product revenues:
    Sales to third parties                                          $ 19,325          $ 26,905        $ 50,022
    Sales to related parties                                           3,342             4,231           6,417
                                                                    ---------         ---------       ---------
   Total product revenues                                             22,667            31,136          56,439
                                                                    ---------         ---------       ---------
   Service revenues:
    Sales to third parties                                             6,554             7,239           6,995
    Sales to related parties                                              10                 3               2
                                                                    ---------         ---------       ---------
   Total service revenues                                              6,564             7,242           6,997
                                                                    ---------         ---------       ---------
 Total sales                                                          29,231            38,378          63,436
                                                                    ---------         ---------       ---------
 Cost of sales:
   Product costs                                                       5,930             5,892           8,766
   Service costs                                                       5,303             5,266           5,861
                                                                    ---------         ---------       ---------
 Total cost of sales                                                  11,233            11,158          14,627
                                                                    ---------         ---------       ---------
 Gross profit                                                         17,998            27,220          48,809
 Operating expenses:
 Research and development                                             10,098             9,461          10,636
 Selling, general and administrative                                  13,972            15,168          17,607
 Workforce reduction and restructuring charges (credits)               2,290              (233)              -
                                                                    ---------         ---------       ---------
 Income (loss) from operations                                        (8,362)            2,824          20,566
 Interest and other income, net                                        5,536             3,493           3,275
                                                                    ---------         ---------       ---------
 Income (loss) before income tax provision (benefit)                  (2,826)            6,317          23,841
 Income tax provision (benefit)                                       (1,091)            1,737           7,870
                                                                    ---------         ---------       ---------
 Net income (loss)                                                  $ (1,735)         $  4,580        $ 15,971
                                                                    =========         =========       =========


 Earnings (loss) per share:
 Basic                                                              $  (0.04)         $   0.11        $   0.37
                                                                    =========         =========       =========
 Diluted                                                            $  (0.04)         $   0.11        $   0.36
                                                                    =========         =========       =========

                 See notes to consolidated financial statements

                          ULTICOM, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   YEARS ENDED JANUARY 31, 2003, 2004 AND 2005
                                 (IN THOUSANDS)


                                                                                              Accumulated Other
                                                                                          Comprehensive Income (Loss)
                                              Common Stock                                ---------------------------
                                              -------------      Additional                Unrealized    Cumulative      Total
                                          Number of       Par     Paid-in      Retained       Gains      Translation  Shareholders'
                                           Shares        Value    Capital      Earnings      (Losses)    Adjustment      Equity
                                           ------        -----    -------      --------      --------    ----------      ------

BALANCE, FEBRUARY 1, 2002                    41,122    $     -    $  202,557   $ 21,024       $  287      $  156        $ 224,024


Comprehensive loss:
Net loss                                                                         (1,735)                                   (1,735)
Unrealized loss on available-for-sale
     securities, net                                                                            (721)                        (721)
Translation adjustment                                                                                      (247)            (247)
                                                                                                                        ----------
Total comprehensive loss                                                                                                   (2,703)
Common stock issued for employee
     stock purchase plan                        107                      633                                                  633
Exercise of stock options                       302                      815                                                  815
Tax benefit of dispositions of stock options                             383                                                  383
------------------------------------------------------------------------------------------------------------------------------------


BALANCE, JANUARY 31, 2003                    41,531          -       204,388     19,289         (434)        (91)         223,152


Comprehensive income:
Net income                                                                        4,580                                     4,580
Unrealized gain on available-for-sale
     securities, net                                                                             124                          124
Translation adjustment                                                                                      (197)            (197)
                                                                                                                        ----------
Total comprehensive income                                                                                                  4,507
Common stock issued for employee
     stock purchase plan                        112                      548                                                  548
Exercise of stock options                       508                    1,537                                                1,537
Tax benefit of dispositions of stock options                           2,103                                                2,103
------------------------------------------------------------------------------------------------------------------------------------


BALANCE, JANUARY 31, 2004                    42,151          -       208,576     23,869         (310)       (288)         231,847


Comprehensive income:
Net income                                                                       15,971                                    15,971
Unrealized loss on available-for-sale
     securities, net                                                                            (494)                        (494)
Translation adjustment                                                                                       326              326
                                                                                                                        ----------
Total comprehensive income                                                                                                 15,803
Common stock issued for employee
     stock purchase plan                         70                      590                                                  590
Exercise of stock options                       881                    4,702                                                4,702
Tax benefit of dispositions of stock options                           2,622                                                2,622
------------------------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 31, 2005                    43,102    $     -     $ 216,490   $ 39,840      $  (804)    $    38        $ 255,564
                                          ==========   ==========  ==========  ==========    ==========  ==========     ==========

                 See notes to consolidated financial statements

                          ULTICOM, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                       YEARS ENDED JANUARY 31,
                                                                                       -----------------------
                                                                             2003                2004                2005
                                                                             ----                ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         $ (1,735)            $ 4,580            $ 15,971
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization                                             2,502               1,933               1,322
   Deferred income tax provision (benefit)                                   1,547              (1,020)                148
  Changes in operating assets and liabilities:
   Accounts receivable, net                                                  4,210              (2,205)             (4,645)
   Inventories                                                                (249)                (67)               (524)
   Prepaid expenses and other current assets                                  (202)              2,521               2,571
   Accounts payable and accrued expenses                                    (4,462)                563               2,893
   Deferred revenue                                                            (86)                114                 755
   Other, net                                                                 (686)             (2,125)               (167)
                                                                          ---------           ---------           ---------
         Net cash provided by operating activities                             839               4,294              18,324
                                                                          ---------           ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                        (565)               (782)             (1,414)
   Maturities and sales (purchases) of investments, net                    (34,934)             (9,854)             (9,146)
                                                                          ---------           ---------           ---------
        Net cash used in investing activities                              (35,499)            (10,636)            (10,560)
                                                                          ---------           ---------           ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock in connection with
   exercise of stock options and employee stock purchase plan                1,448               2,085               5,292
                                                                          ---------           ---------           ---------
         Net cash provided by financing activities                           1,448               2,085               5,292
                                                                          ---------           ---------           ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (33,212)             (4,257)             13,056
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                43,785              10,573               6,316
                                                                          ---------           ---------           ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                                    $ 10,573            $  6,316            $ 19,372
                                                                          =========           =========           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest                                    $      -            $      -            $     -
                                                                          =========           =========           =========
Cash paid during the year for income taxes                                $    813            $  1,247            $  3,980
                                                                          =========           =========           =========

                 See notes to consolidated financial statements

                          ULTICOM, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED JANUARY 31, 2003, 2004 AND 2005

1.         BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         COMPANY BUSINESS AND BACKGROUND - Ulticom, Inc. (together with its subsidiary, the "Company"), a New Jersey corporation and a majority-owned subsidiary of Comverse Technology, Inc. ("CTI"), designs, develops, markets, licenses, and supports service enabling signaling software for fixed, mobile, and Internet communications software and hardware for use in the communications industry.

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

         In connection with the preparation of this report, the Company concluded that it was appropriate to classify investments in Auction Rate Securities ("ARS") as short-term investments. ARS generally have long-term stated maturities; however, these investments have characteristics similar to short-term investments because at pre-determined intervals, generally every 7 to 90 days, there is a new auction process at which these securities are reset to current interest rates. Previously, such investments had been classified as cash and cash equivalents due to their liquidity and pricing reset feature. Accordingly, the Company has revised the classification to report these securities as short-term investments in the Consolidated Balance Sheets. As of January 31, 2005, the Company held approximately $162,970,000 of investments in ARS that are classified as short-term investments. The Company reclassified approximately $122,249,000, $92,051,000, and $96,364,000 of investments in ARS as of January 31, 2004, 2003, and 2002, respectively, that were previously included in cash and cash equivalents to short-term investments. The Company also reclassified accrued interest related to investments in ARS of approximately $148,000, $48,000, and $111,000 as of January 31, 2004, 2003, and
2002, respectively, from cash and cash equivalents to prepaid expenses and other current assets.

         The Company has also revised the presentation of the Consolidated Statements of Cash Flows for the years ended January 31, 2004 and 2003 to reflect the purchases and sales of ARS as investing activities rather than as a component of cash and cash equivalents, which is consistent with the presentation for the year ended January 31, 2005. In the previously reported Consolidated Statements of Cash Flows for the years ended January 31, 2004 and 2003, net cash (used in) provided by investing activities related to these short-term investments of approximately $(30,198,000) and $4,313,000, respectively, were included in cash and cash equivalents and net cash (used in) provided by operating activities related to prepaid expenses and other current assets of approximately $(100,000) and $63,000, respectively, were also included in cash and cash equivalents. This change in classification did not materially affect previously reported cash flows from operations, and did not change previously reported cash flows from financing activities in the Consolidated Statements of Cash Flows or previously reported Consolidated Statements of Operations for any period.

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

         CONCENTRATION OF CREDIT RISK - Financial instruments which potentially expose the Company to concentration of credit risk, consist primarily of cash investments and accounts receivable. The Company places its cash investments with high credit-quality financial institutions and currently invests primarily in money market funds placed with major banks and financial institutions, ARS, corporate and municipal short and medium-term notes, asset-backed securities, and United States government and United States government corporation and agency obligations and/or mutual funds investing in the like. The Company believes no significant concentration of credit risk exists with respect to these cash investments. The Company sells its products to customers who are dispersed across many geographic regions and who are principally in the communications industry. The Company had three customers that represented approximately 60% of gross accounts receivable as of January 31, 2005. The Company had three customers that represented approximately 56% of gross accounts receivable as of January 31, 2004. The net carrying amounts of these financial instruments are a reasonable estimate of their fair value.

A roll forward of the allowance for doubtful accounts is a follows:

                                                   YEARS ENDED JANUARY 31,
                                                   -----------------------
                                              2003          2004           2005
                                             -----        -----           -----
                                                       (IN THOUSANDS)
      Balance, beginning of year             $ 849        $ 636           $ 516
      Charges to costs and expenses              -            -               -
      Deductions                               213          120             116
                                             -----        -----           -----
      Balance, end of year                   $ 636        $ 516           $ 400
                                             =====        =====           =====


         INVENTORIES - Inventories are stated at the lower of cost or market and consist entirely of finished goods, net of reserve for obsolescence. Cost is determined by the first-in, first-out method.

         PROPERTY AND EQUIPMENT, NET - Property and equipment are recorded at cost less accumulated depreciation and amortization. The Company depreciates its furniture and equipment using straight-line depreciation over periods ranging from three to seven years. Leasehold improvements are amortized over the lesser of the term of the respective lease or the estimated useful lives of the improvements (7 years). The cost of maintenance and repairs are charged to operations as incurred. Significant renewals and improvements are capitalized.

         INVESTMENTS - The Company's long-term investments consist of common stock and warrants to purchase common stock of a company and are stated at cost, adjusted for declines in fair value that are considered other-than-temporary.

         INCOME TAXES - The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

         REVENUE AND EXPENSE RECOGNITION - In accordance with Statement of Position 97-2, "Software Revenue Recognition," and related Interpretations; product revenues, which include software license and hardware revenue, are generally recognized in the period in which persuasive evidence of an arrangement exists, the products are delivered and accepted by the customer, the fee is fixed and determinable, and collection is considered probable. When the Company has significant obligations subsequent to shipment, revenues are not recognized until the obligations are fulfilled. Revenues from arrangements that include significant acceptance terms are not recognized until acceptance has occurred. The Company provides its customers with post-contract support services, which generally consist of bug-fixing and telephone access to the Company's technical personnel, but may also include the right to receive product updates, upgrades, and enhancements. Revenue from these services is recognized ratably over the contract period. Post-contract support services included in the initial licensing fee are allocated from the total contract amount based on the relative fair value of vendor specific objective evidence ("VSOE"). For multi-element arrangements, VSOE of fair value is determined based on the price charged when the same element is sold separately or, for elements not yet being sold separately, the price established by management having the relevant authority. If VSOE of fair value does not exist for one or more delivered elements of a multi-element arrangement and VSOE of fair value exists for all undelivered elements, then revenue is recognized using the "residual method."

         Deferred revenue consists primarily of amounts billed to customers pursuant to terms specified in contracts but for which revenue has not been recognized.

         Included in product revenues are license revenues amounting to approximately $6,873,000, $11,517,000, and $18,187,000 for the years ended
January 31, 2003, 2004, and 2005, respectively. The related costs of sales associated with these license revenues include various personnel, duplication, and shipping costs, which were not material in each of the periods presented.

         Revenues from providing customer training are recognized when training is provided and historically have not been material.

         Revenues from fee-based consulting and development services are recognized when services are provided in accordance with customer's specification and historically have not been material.

         Cost of sales includes salary and related benefits, material costs, depreciation and amortization, an overhead allocation, as well as other costs associated with cost of sales activities. Research and development costs include salary and related benefits as well as travel, depreciation and amortization of research and development equipment, an overhead allocation, as well as other costs associated with research and development activities. Selling, general and administrative costs include salary and related benefits, travel, depreciation and amortization, marketing and promotional materials, recruiting expenses, professional fees, corporate services provided by CTI, facility costs, as well as other costs associated with sales, marketing, finance, and administrative departments.

         Expenses incurred in connection with research and development activities and selling, general and administrative expenses are charged to operations as incurred.

         FUNCTIONAL CURRENCY AND FOREIGN CURRENCY TRANSACTION GAINS AND LOSSES-The Company's sales and materials purchased for manufacturing are denominated in or linked to the United States dollar. Certain operating costs of foreign operations, principally salaries and related benefits, are denominated in local currencies and any transaction gains or losses are recorded in the Company's Consolidated Statements of Operations. The Company records any necessary foreign currency translation adjustment, reflected in a separate component of shareholders' equity, at the end of each reporting period. As of January 31, 2004 and 2005, the Company had no outstanding foreign exchange forward contracts.

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

          STOCK-BASED EMPLOYEE COMPENSATION - The Company accounts for stock options under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, no stock-based employee compensation cost is reflected in net income (loss) for any period, as all options granted have an exercise price at least equal to the market value of the underlying common stock on the date of grant. Refer to Recent Accounting Pronouncements later in this Note for a description of pending changes to this accounting treatment.

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

         The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for all periods:


                                                                YEARS ENDED JANUARY 31,
                                                                -----------------------
                                                          2003           2004             2005
                                                          ----           ----             ----
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss), as reported                        $ (1,735)         $ 4,580        $ 15,971

Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects              (3,319)          (4,695)         (4,506)
                                                      ---------         --------       ---------

Pro forma net income (loss)                           $ (5,054)         $  (115)       $ 11,465
                                                      =========         ========       =========

Earnings (loss) per share:
Basic - as reported                                   $  (0.04)         $  0.11        $   0.37
Basic - pro forma                                     $  (0.12)         $  0.00        $   0.27

Diluted - as reported                                 $  (0.04)         $  0.11        $   0.36
Diluted - pro forma                                   $  (0.12)         $  0.00        $   0.26



         The fair value of these options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                   YEARS ENDED JANUARY 31,
                                                   -----------------------
                                            2003           2004            2005
                                            ----           ----            ----

      Risk-free interest rate               4.0%           2.5%            3.6%
      Dividend yield                          -              -               -
      Volatility                             59%            60%             41%
      Expected option life               5 years        5 years         5 years

         The weighted-average fair value of options granted for the years ended January 31, 2003, 2004, and 2005 is estimated at $3.64, $5.09, and $4.63 per share, respectively.

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

         RECENT ACCOUNTING PRONOUNCEMENTS - In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment", ("SFAS No.123(R)") which revises SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for reporting periods beginning after June 15, 2005, which for the Company is August 1, 2005 (the "Effective Date"). Beginning on the Effective Date, the Company must (i) expense all options granted after the Effective Date over the applicable vesting period, and (ii) expense the non-vested portions of existing option grants going forward over their remaining vesting period. Compensation expense for the non-vested portions of existing option grants as of the Effective Date will be recorded based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Under SFAS No. 123(R), the Company is required to adopt a fair value-based method for measuring the compensation expense related to employee stock and stock options awards; this will lead to substantial additional compensation expense. Any such expense, although it will not affect the Company's cash flows, will have a material negative impact on the Company's reported results of operations.

         In March 2004, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which provides additional guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company will evaluate the impact of EITF 03-1 once final guidance is issued, however the adoption of EITF 03-1 in its current form is not expected to have a material effect on the Company's consolidated financial statements.

         RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the manner of presentation in the current year. Refer to the description under Short-Term Investments found earlier in this Note 1 regarding revisions to the presentation of certain investments in the consolidated financial statements.

2.         SHORT-TERM INVESTMENTS

         As previously noted under Short-Term Investments in Note 1, the Company concluded that it was appropriate to classify investments in ARS as short-term investments. ARS generally have long-term stated maturities; however, these investments have characteristics similar to short-term investments because at pre-determined intervals, generally every 7 to 90 days, there is a new auction process at which these securities are reset to current interest rates. Previously, such investments had been classified as cash and cash equivalents due to their liquidity and pricing reset feature. Accordingly, the Company has revised the classification to report these securities as short-term investments in the Consolidated Balance Sheets.

         The Company classifies all of its short-term investments as available-for-sale securities. The following is a summary of available-for-sale securities as of January 31, 2005:


                                                                GROSS              GROSS            ESTIMATED
                                                              UNREALIZED         UNREALIZED           FAIR
                                            COST                GAINS              LOSSES             VALUE
                                        ------------         ------------       ------------        -----------
                                                                      (IN THOUSANDS)

        United States Government
            agency bonds                $    55,000          $         -        $       759         $   54,241
        United States Municipal
              agency bonds                   10,126                    -                 37             10,089
        Auction Rate Securities             162,978                    -                  8            162,970
                                        ------------         ------------       ------------        -----------
        Total debt securities           $   228,104          $         -        $       804         $  227,300
                                        ============         ============       ============        ===========


         The following is a summary of available-for-sale securities as of January 31, 2004:

                                                                GROSS               GROSS           ESTIMATED
                                                              UNREALIZED          UNREALIZED          FAIR
                                           COST                 GAINS              LOSSES            VALUE
                                        ------------         ------------       ------------        -----------
                                                                        (IN THOUSANDS)

        United States Government
            agency bonds                $    64,999          $         -        $       310         $   64,689
        Auction Rate Securities             122,249                    -                  -            122,249
                                        ------------         ------------       ------------        -----------
        Total debt securities               187,248                    -                310            186,938
                                        ------------         ------------       ------------        -----------

         Mutual funds (1)                    31,128                    -                  -             31,128
                                        ------------         ------------       ------------        -----------
          Total equity securities            31,128                    -                  -             31,128
                                        ------------         ------------       ------------        -----------
                                        $   218,376          $         -        $       310         $  218,066
                                        ============         ============       ============        ===========

(1) Investing in United States Government and United States Government corporation and agency obligations, corporate debt securities, commercial paper and/or asset-backed securities.

        Unrealized losses on investments at January 31, 2005 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows:


                                    LESS THAN 12 MONTHS        12 MONTHS OR GREATER                  TOTAL
                                    -------------------        --------------------                  -----

                                                GROSS                         GROSS                          GROSS
                                ESTIMATED     UNREALIZED      ESTIMATED     UNREALIZED      ESTIMATED      UNREALIZED
                                FAIR VALUE      LOSSES       FAIR VALUE       LOSSES        FAIR VALUE       LOSSES
                                ----------      ------       ----------       ------        ----------       ------

                                                                          (IN THOUSANDS)
United States Government
   agency bonds                 $  9,956       $     44       $ 44,285       $    715        $ 54,241      $    759
United States Municipal
   agency bonds                   10,089             37              -              -          10,089            37
Auction Rate Securities            8,375              8              -              -           8,375             8
                                ---------      ---------      ---------      ---------       ---------     ---------
Total debt securities           $ 28,420       $     89       $ 44,285       $    715        $ 72,705      $    804
                                =========      =========      =========      =========       =========    ==========

        The Company held no investments that had been in a continuous unrealized loss position for 12 months or greater as of January 31, 2004. The Company evaluates investments with unrealized losses to determine if the losses are other-than-temporary. All gross unrealized losses are due to changes in interest rates and the Company has determined that such diminution in value is temporary. In making this determination, the Company considered its ability to hold the investment to maturity, the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments' cost and the length of time the investments have been in an unrealized loss position.

         As of January 31, 2005, all securities with maturities beyond three years are ARS. The cost and estimated fair value of debt securities at January 31, 2005, by contractual maturity, are as follows:
                                                                   ESTIMATED
                                                                     FAIR
                                                        COST         VALUE
                                                        ----         -----
                                                            (IN THOUSANDS)

        Due in one year or less                     $   25,126    $   24,915
        Due after one year through three years          40,000        39,415
        Due after ten years through twenty years        22,925        22,925
        Due after twenty years                         140,053       140,045
                                                    -----------   -----------
                                                    $  228,104    $  227,300
                                                    ===========   ===========

           For the years ended January 31, 2003, 2004, and 2005, the Company had gross realized gains of approximately $0, $346,000, and $0, respectively, and gross realized losses of approximately $190,000, $1,227,000, and $470,000, respectively. For the years ended January 31, 2003, 2004, and 2005, the Company had proceeds from sales of available-for-sale securities of approximately $71,950,000, $75,472,000, and $41,151,000, respectively.

3.        PROPERTY AND EQUIPMENT, NET

         Property and equipment consists of the following:


                                                                                         JANUARY 31,
                                                                                         -----------
                                                                                      2004        2005
                                                                                      ----        ----
                                                                                        (IN THOUSANDS)

      Furniture and equipment                                                      $ 7,105       $ 5,473
      Leasehold improvements                                                           499           519
                                                                                   --------      --------
                                                                                     7,604         5,992
      Less accumulated depreciation and amortization                                 5,422         3,718
                                                                                   --------      --------
                                                                                   $ 2,182       $ 2,274
                                                                                   ========      ========

4.        ACCOUNTS PAYABLE AND ACCRUED EXPENSES

          Accounts payable and accrued expenses consist of the following:

                                                                                           JANUARY 31,
                                                                                           -----------
                                                                                     2004           2005
                                                                                     ----           ----
                                                                                         (IN THOUSANDS)

      Accounts payable                                                             $   652       $    653
      Accrued compensation and benefits                                              2,773          3,713
      Accrued taxes                                                                  3,087          4,065
      Other accrued expenses                                                         2,561          3,535
                                                                                   --------      --------
                                                                                   $ 9,073       $ 11,966
                                                                                   ========      ========

5.        RELATED PARTY TRANSACTIONS

         The Company sells products and provides services to other subsidiaries of CTI. Sales to related parties were approximately $3,352,000, $4,234,000, and $6,419,000 for the years ended January 31, 2003, 2004, and 2005, respectively.

         As of January 31, 2004 and 2005, amounts due from subsidiaries of CTI were approximately $240,000 and $1,432,000, respectively, and are included in accounts receivable on the Consolidated Balance Sheets.

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


          The Company has agreed to pay to CTI a quarterly fee of $150,000, payable in arrears at the end of each fiscal quarter, in consideration for all services provided by CTI during such fiscal quarter. The Company was charged $600,000 in each of the years ended January 31, 2003, 2004, and 2005 for services provided by CTI. In addition, the Company has agreed to reimburse CTI for any out-of-pocket expenses incurred, if any, by CTI in providing the services. The agreement is currently in effect until January 31, 2006 and extends for additional twelve-month periods unless terminated by either party.

 6.        STOCK OPTIONS

         EMPLOYEE STOCK COMPENSATION - At January 31, 2005, 3,806,818 shares of common stock were reserved for issuance upon exercise of options then outstanding and 394,944 shares of common stock were available for future grant under the Company's stock option plan. Options under the plan may be granted to key employees, directors, and other persons rendering services to the Company. Options, which are designated as "incentive stock options" under the option plan, may be granted with an exercise price not less than the fair market value of the underlying shares at the date of grant and are subject to certain quantity and other limitations specified in Section 422 of the Internal Revenue Code. Options, which are not intended to qualify as incentive stock options, may be granted at any price and without restriction as to amount. The options and the underlying shares are subject to adjustment in accordance with the terms of the plan in the event of stock dividends, recapitalizations, and similar transactions.

         The changes in the number of options were as follows:


                                                         YEARS ENDED JANUARY 31,
                                                         -----------------------
                                                   2003           2004            2005
                                                   ----           ----            ----

      Outstanding at beginning of period        3,917,363      4,131,679       4,189,018
      Granted during the period                 1,261,500        611,500         690,555
      Exercised during the period                (302,454)      (508,218)       (881,127)
      Canceled, terminated, and expired          (744,730)       (45,943)       (191,628)
                                               -----------    -----------     -----------
      Outstanding at end of period              4,131,679      4,189,018       3,806,818
                                               ===========    ===========     ===========


         Substantially all of the options outstanding as of January 31, 2005 vest in four equal annual increments from the date of grant, or for the options issued before the Company completed the initial public offering of its common stock, in four equal annual increments on the anniversary of Company's initial public offering, up to a maximum term of ten years for all options granted. At January 31, 2005, options to purchase an aggregate of 1,920,848 shares were vested and currently exercisable and options to purchase an additional 1,885,970 shares vest at various dates extending through the year ending January 31, 2009.

         Weighted average option exercise price information was as follows:

                                                      YEARS ENDED JANUARY 31,
                                                      -----------------------
                                                 2003         2004          2005
                                                 ----         ----          ----

      Outstanding at beginning of period      $  8.06       $  7.49      $  8.33
      Granted during the period                  6.53          9.65        11.17
      Exercised during the period                2.68          3.02         5.34
      Canceled, terminated and expired          10.81          9.47        11.12
      Outstanding at end of period               7.49          8.33         9.39
      Exercisable at end of period               7.76          8.34         8.85

           Significant option groups outstanding at January 31, 2005 and related weighted average price and life information were as follows:


                                                  WEIGHTED
                                                  AVERAGE        WEIGHTED
                                                 REMAINING       AVERAGE                            WEIGHTED
         RANGE OF               NUMBER           CONTRACTUAL     EXERCISE        NUMBER             AVERAGE
      EXERCISE PRICE          OUTSTANDING           LIFE          PRICE        EXERCISABLE       EXERCISE PRICE
      --------------          -----------           ----          -----        -----------       --------------
   $  1.99   -  $  1.99          610,898            3.01     $      1.99          610,884       $      1.99
   $  2.75   -  $  3.97          230,238            4.05            3.15          230,213              3.15
   $  6.49   -  $  7.64          865,703            7.50            6.52          263,703              6.54
   $  9.38   -  $ 19.56        1,982,979            7.77           12.68          699,048             14.74
   $ 22.56   -  $ 27.47          102,000            5.67           25.47          102,000             25.47
   $ 29.25   -  $ 29.25           15,000            6.10           29.25           15,000             29.25
                              -----------     -----------     -----------      -----------       -----------
                               3,806,818            6.66      $     9.39        1,920,848        $     8.85
                              ===========     ===========     ===========      ===========       ===========

7.        EMPLOYEE STOCK PURCHASE PLAN

         Upon completion of the Company's initial public offering, the Company adopted the 2000 Employee Stock Purchase Plan ("ESPP"). Under the terms of this plan, all employees who have completed at least three months of employment are entitled, through payroll deductions of amounts up to 10% of their base salary, to purchase shares of the Company's common stock at 85% of the lesser of the market price at the offering commencement date or the offering termination date. The number of shares available under the plan is 600,000, of which approximately 348,000 had been issued through January 31, 2005.

         Effective March 1, 2005, the ESPP has been terminated. February 28, 2005 was the final period for participation in the ESPP. The total number of shares issued under the plan through February 28, 2005, was 391,572.

8.       WORKFORCE REDUCTION AND RESTRUCTURING CHARGES (CREDITS)

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

         In June 2003, the Company entered into an agreement with the landlord of the facility covered under the restructuring plan that terminates the current lease obligations in exchange for a lump sum payment by the Company and the execution of a lease for another smaller facility owned by the landlord, resulting in the reversal of approximately $214,000 of this previously taken charge. The workforce reduction and restructuring accrual was fully utilized by January 31, 2004. An analysis of the total charges of approximately $2,290,000 incurred during the year ended January 31, 2003 as well as a rollforward of the workforce reduction and restructuring accrual for that period is as follows:

                                            WORKFORCE
                                          REDUCTION AND
                                          RESTRUCTURING              CASH              NON-CASH        ACCRUAL BALANCE AT
                                             CHARGE                 PAYMENTS            CHARGE          JANUARY 31, 2003
                                             ------                 --------            ------          ----------------
                                                                 (IN THOUSANDS)

  Severance and related                   $   1,593              $   1,559            $      -           $      34
  Property and equipment                        130                      -                 130                   -
  Facilities and related                        567                    150                                     417
                                          ----------             ----------           ---------          ----------
                                                                                             -
  Total                                   $   2,290              $   1,709            $    130           $     451
                                          ==========             ==========           =========          ==========


         A roll-forward of the workforce reduction and restructuring accrual from January 31, 2003 to January 31, 2004 is as follows:

                                        ACCRUAL BALANCE AT             CASH            NON-CASH           ACCRUAL BALANCE AT
                                          JANUARY 31, 2003           PAYMENTS          CREDITS            JANUARY 31, 2004
                                          ----------------           --------          -------            ----------------
                                                                  (IN THOUSANDS)

  Severance and related                   $      34              $      15            $    (19)            $       -
  Facilities and related                        417                    203                (214)                    -
                                          ----------             ----------           ---------            ----------
  Total                                   $     451              $     218            $   (233)            $       -
                                          ==========             ==========           =========            ==========


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

9.       EARNINGS (LOSS) PER SHARE ("EPS")

         Basic earnings (loss) per share is determined by using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential shares outstanding. The calculation of earnings (loss) per share for the years ended January 31, 2003, 2004, and 2005 was as follows:


                               JANUARY 31, 2003                JANUARY 31, 2004                 JANUARY 31, 2005
                               ----------------                ----------------                 ----------------
                                            PER SHARE      NET                PER SHARE    NET                 PER SHARE
                         NET LOSS   SHARES    AMOUNT      INCOME     SHARES    AMOUNT     INCOME     SHARES     AMOUNT
                         --------   ------    ------      ------     ------    ------     ------     ------     ------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
 BASIC EPS
 Net income (loss)      $  (1,735)  41,399   $ (0.04)   $ 4,580      41,860   $ 0.11     $ 15,971    42,602      $ 0.37
                                             ========                         =======                            =======
 Effect of dilutive
 securities - options           -        -                    -       1,401                    -     1,407
                        ---------- --------             --------    --------             ---------  --------
 DILUTED EPS            $  (1,735)  41,399   $ (0.04)   $ 4,580      43,261   $ 0.11     $ 15,971    44,009      $ 0.36
                        ========== ========  ========   ========    ========  =======    =========  ========     ========


         The diluted loss per share computation for the year ended January 31, 2003 excludes incremental shares of approximately 1,158,000 related to employee stock options. These shares are excluded due to their anti-dilutive effect as a result of the Company's loss during the period.

 10.     INTEREST AND OTHER INCOME, NET

         Interest and other income, net consists of the following:

                                               YEARS ENDED JANUARY 31,
                                               -----------------------
                                            2003           2004          2005
                                            ----           ----          ----
                                                     (IN THOUSANDS)
        Interest and dividend income      $ 5,726        $ 4,374       $ 3,790
        Losses on investments, net           (190)          (881)         (470)
        Other                                   -              -           (45)
                                          --------       --------      --------
                                          $ 5,536        $ 3,493       $ 3,275
                                          ========       ========      ========

11.      INCOME TAXES

          The provision (benefit) for income taxes consists of the following:

                                                                  YEARS ENDED JANUARY 31,
                                                                  -----------------------
                                                        2003               2004                 2005
                                                        ----               ----                 ----
                                                                     (IN THOUSANDS)
     Current provision (benefit):

           Federal                                  $ (2,370)            $ 2,027              $ 6,420
           State                                        (418)                626                  941
           Foreign                                       150                 104                  361
                                                    ---------            --------             --------
                Total current                         (2,638)              2,757                7,722
                                                    ---------            --------             --------
      Deferred provision (benefit):
           Federal                                     1,315                (768)                  48
           State                                         232                (252)                 100
                                                    ---------            --------             --------
                Total deferred                         1,547              (1,020)                 148
                                                    ---------            --------             --------
                                                    $ (1,091)            $ 1,737              $ 7,870
                                                    =========            ========             ========

        The reconciliation of the United States federal statutory income tax expense (benefit) rate to the Company's effective rate is as follows:

                                                               YEARS ENDED JANUARY 31,
                                                               -----------------------
                                                         2003            2004        2005
                                                         ----            ----        ----
      U. S. federal statutory expense (benefit) rate     (35)%            34%         35%
      State taxes, net of federal income tax effect        7               4           3
      Foreign income taxed at different rate              (1)             (3)          0
      Research and development credits                    (6)             (5)         (3)
      Tax exempt income                                   (7)             (4)         (3)
      Other                                                3               2           1
                                                        ------          ------      ------
      Company's effective tax rate                       (39)%            28%         33%
                                                        ======          ======      ======

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's deferred tax asset and liability at January 31, 2004 and 2005 are as follows:
                                                                         JANUARY 31,
                                                                         -----------
                                                                   2004               2005
                                                                   ----               ----
                                                                       (IN THOUSANDS)
      Deferred tax asset:
           Federal tax credits                                    $   798           $ 1,118
           Accrued liabilities and other                            1,216             1,103
           Depreciation and amortization                              515                65
                                                                  --------          --------
                Total deferred tax asset                          $ 2,529           $ 2,286
                                                                  ========          ========
      Deferred tax liability:
           Deferred state taxes                                   $    95           $     -
                                                                  --------          --------
                Total deferred tax liability                      $    95           $     -
                                                                  ========          ========


         Income tax has not been provided on unrepatriated earnings of our foreign subsidiary as currently it is the intention of the Company to reinvest such foreign earnings in its operations.


12.      BUSINESS SEGMENT INFORMATION

           The Company is engaged in one business segment: the design, development, manufacture, marketing, and support of software and hardware for use in the communications industry.

           Sales by country, as a percentage of total sales, is as follows:

                                             YEARS ENDED JANUARY 31,
                                             -----------------------
                                            2003      2004       2005
                                            ----      ----       ----

      United States                         29%        28%        21%
      Germany                               21         25         40
      Sweden                                16          3          2
      Israel                                12         11         10
      Other                                 22         33         27
                                          -----      -----      -----
           Total                           100%       100%       100%
                                          =====      =====      =====

         For the year ended January 31, 2003, three customers accounted for approximately 23%, 19%, and 11% of the Company's sales. For the year ended January 31, 2004, three customers accounted for approximately 26%, 11%, and 11% of the Company's sales. For the year ended January 31, 2005, three customers accounted for approximately 41%, 17%, and 10% of the Company's sales.

         The Company had long-lived assets of approximately $8,531,000 in the United States and $883,000 in France at January 31, 2005. The Company had long-lived assets of approximately $8,678,000 in the United States and $940,000 in France at January 31, 2004.

13.      COMMITMENTS AND CONTINGENCIES

         LEASES - The Company leases office space and certain other equipment under non-cancelable operating leases. Rent expense for all leased premises approximated $1,145,000, $1,054,000, and $1,020,000 for the years ended January 31, 2003, 2004, and 2005, respectively.

        As of January 31, 2005, the minimum annual rent obligations of the Company were approximately as follows:

 YEARS ENDING JANUARY 31,                                       AMOUNT
 ------------------------                                       ------
                                                           (IN THOUSANDS)

           2006                                               $   995
           2007                                                   199
           2008                                                    10
           2009                                                     5
           2010                                                     2
                                                              -------
                                                              $ 1,211
                                                              =======

14.     QUARTERLY INFORMATION (UNAUDITED)

The following table shows selected results of operations of each of the fiscal quarters during the years ended January 31, 2004 and 2005:


                                                                        FISCAL QUARTERS ENDED
                               -------------------------------------------------------------------------------------------------
                                APR. 30,    JULY 31,   OCT. 31,      JAN. 31,      APR. 30,      JULY 31,   OCT. 31,    JAN. 31,
                                  2003       2003       2003           2004          2004          2004       2004        2005
                                  ----       ----       ----           ----          ----          ----       ----        ----
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

Sales                           $ 9,129    $ 9,434     $ 9,691       $ 10,124      $ 13,189      $ 16,087   $ 17,034     $ 17,126
Gross profit                      6,362      6,689       6,900          7,269         9,693        12,546     13,285       13,285
Net income                          981      1,273       1,104          1,222         2,185         3,994      4,867        4,925
Diluted earnings per share      $  0.02    $  0.03     $  0.03       $   0.03      $   0.05      $   0.09   $   0.11     $   0.11
                                ========   ========    ========      =========     =========     =========  =========    =========