Form 10-Q
period 2005-04-30
ULTICOM INC
filed 2005-06-08
CIK 1103184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 30, 2005

                                                                  or

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

                                               [X] Yes                 [ ] No


               The number of shares of Common Stock, no par value,
                  outstanding as of June 1, 2005 was 43,155,074

                                TABLE OF CONTENTS
                                -----------------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.
                                                                          Page
                                                                          ----

    1.    Condensed Consolidated Balance Sheets as
          of January 31, 2005 and April 30, 2005                             2

    2.    Condensed Consolidated Statements of Income
          for the Three-Months ended April 30, 2004 and 2005                 3

    3.    Condensed Consolidated Statements of Cash Flows
          for the Three-Months ended April 30, 2004 and 2005                 4

    4.    Notes to Condensed Consolidated Financial Statements               5


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                    10

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.       24


ITEM 4.   CONTROLS AND PROCEDURES.                                          24

                                     PART II
                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.                                                25

ITEM 6.   EXHIBITS.                                                         25

SIGNATURES                                                                  26

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                          ULTICOM, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     JANUARY 31,       APRIL 30,
                                                                                        2005*            2005
                                                                                     ----------       ----------
                                                                                                      (UNAUDITED)

                                     ASSETS
 CURRENT ASSETS:
      Cash and cash equivalents                                                      $  19,372        $  55,395
      Short-term investments                                                           227,300          200,349
      Accounts receivable, net                                                          11,062            8,967
      Inventories                                                                        1,286            1,329
      Prepaid expenses and other current assets                                          3,558            4,237
                                                                                     ----------       ----------
           Total current assets                                                        262,578          270,277
      Property and equipment, net                                                        2,274            2,493
      Investments                                                                        5,375                -
      Other assets                                                                       1,765            1,667
                                                                                     ----------       ----------
           Total assets                                                              $ 271,992        $ 274,437
                                                                                     ==========       ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
      Accounts payable and accrued expenses                                          $  11,966          $10,830
      Deferred revenue                                                                   4,462            4,057
                                                                                     ----------       ----------
           Total current liabilities                                                    16,428           14,887
                                                                                     ----------       ----------


 SHAREHOLDERS' EQUITY:
      Undesignated stock, no par value, 10,000,000 shares authorized,
         no shares issued and outstanding                                                   --               --
      Common stock, no par value, 200,000,000 shares authorized,
         43,101,804 and 43,152,464 shares issued and outstanding                            --               --
      Additional paid-in capital                                                       216,490          216,933
      Retained earnings                                                                 39,840           42,791
      Accumulated other comprehensive loss                                                (766)            (174)
                                                                                     ----------       ----------
           Total shareholders' equity                                                  255,564          259,550
                                                                                     ----------       ----------
           Total liabilities and shareholders' equity                                $ 271,992        $ 274,437
                                                                                     ==========       ==========


        * The Condensed Consolidated Balance Sheet as of January 31, 2005
                 has been summarized from the Company's audited
                  Consolidated Balance Sheet as of that date.

   The accompanying notes are an integral part of these financial statements.

                          ULTICOM, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   THREE MONTHS ENDED
                                                                 APRIL 30,    APRIL 30,
                                                                   2004          2005
                                                                 --------      --------

Sales                                                           $ 13,189      $ 14,141
Cost of sales                                                      3,496         3,302
                                                                 --------      --------
Gross profit                                                       9,693        10,839

Operating expenses:
    Research and development                                       2,777         3,099
    Selling, general and administrative                            4,276         4,630
                                                                 --------      --------

Income from operations                                             2,640         3,110
Interest and other income, net                                       482         1,166
                                                                 --------      --------
Income before income tax provision                                 3,122         4,276
Income tax provision                                                 937         1,326
                                                                 --------      --------
Net income                                                       $ 2,185       $ 2,950
                                                                 ========      ========


Earnings per share:
    Basic                                                        $  0.05       $  0.07
                                                                 ========      ========
    Diluted                                                      $  0.05       $  0.07
                                                                 ========      ========

   The accompanying notes are an integral part of these financial statements.

                          ULTICOM, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      THREE MONTHS ENDED
                                                                                    APRIL 30,      APRIL 30,
                                                                                      2004           2005
                                                                                   ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $  2,185        $ 2,950
Adjustments to reconcile net income to net cash provided by
operating activities:
   Depreciation and amortization                                                        293            339
   Deferred income tax provision                                                      2,984            264
Changes in operating assets and liabilities:
   Accounts receivable, net                                                           1,857          2,095
   Inventories                                                                           56            (43)
   Prepaid expenses and other current assets                                             19           (836)
   Accounts payable and accrued expenses                                             (2,248)        (1,088)
   Deferred revenue                                                                    (323)          (405)
   Other, net                                                                          (188)           584
                                                                                   ---------      ---------
        Net cash provided by operating activities                                     4,635          3,860
                                                                                   ---------      ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                 (299)          (558)
   Maturities and sales (purchases) of investments, net                               1,861         32,326
                                                                                   ---------      ---------
        Net cash provided by investing activities                                     1,562         31,768
                                                                                   ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock in connection with
     exercise of stock options and employee stock purchase plan                         664            395
                                                                                   ---------      ---------
          Net cash provided by financing activities                                     664            395
                                                                                   ---------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             6,861         36,023

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        6,316         19,372
                                                                                   ---------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $ 13,177       $ 55,395
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

           BASIS OF PRESENTATION - The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the year ended January 31, 2005. The condensed consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three-month periods ended April 30, 2005 are not necessarily indicative of the results to be expected for the full year.

           RECLASSIFICATIONS - Certain prior period amounts have been reclassified to conform to the manner of presentation in the current year.

           In connection with the preparation of the Company's Annual Report on Form 10-K for the year ended January 31, 2005, the Company concluded that it was appropriate to classify investments in Auction Rate Securities ("ARS") as short-term investments. ARS generally have long-term stated maturities; however, these investments have characteristics similar to short-term investments because at pre-determined intervals, generally every 7 to 90 days, there is a new auction process at which these securities are reset to current interest rates. Previously, such investments had been classified as cash and cash equivalents due to their liquidity and pricing reset feature. Accordingly, the Company has revised the classification to report these securities as short-term investments in the Condensed Consolidated Balance Sheets. As of April 30, 2005, the Company held approximately $96,058,000 of investments in ARS that are classified as short-term investments. The Company reclassified approximately $140,535,000 of investments in ARS as of April 30, 2004, that were previously included in cash and cash equivalents to short-term investments. The Company also reclassified accrued interest related to investments in ARS of approximately $180,000 as of April 30, 2004, from cash and cash equivalents to prepaid expenses and other current assets.

           The Company has also revised the presentation of the Consolidated Statements of Cash Flows for the period ended April 30, 2004 to reflect the purchases and sales of ARS as investing activities rather than as a component of cash and cash equivalents, which is consistent with the presentation for the period ended April 30, 2005. In the previously reported Consolidated Statements of Cash Flows for the period ended April 30, 2004, net cash used in investing activities related to these short-term investments of approximately $18,286,000 were included in cash and cash equivalents and net cash used in operating activities related to prepaid expenses and other current assets of approximately $32,000 were also included in cash and cash equivalents. This change in classification did not materially affect previously reported cash flows from operations, and did not change previously reported cash flows from financing activities in the Consolidated Statements of Cash Flows or previously reported Consolidated Statements of Operations for any period.

           SALES - Sales for three-month periods ending April 30, 2004 and 2005 consisted of product revenues of approximately $11,624,000 and $12,280,000, respectively, and service revenues of approximately $1,565,000 and $1,861,000, respectively.

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

           The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for all periods:

                                                                                       THREE MONTHS ENDED
                                                                                             APRIL 30,

                                                                                        2004            2005
                                                                                        ----            ----

      Net income, as reported                                                       $  2,185           $  2,950

      Deduct: Total stock-based employee compensation expense
      determined under fair value based method for all awards, net
      of related tax effects                                                          (1,129)              (838)
                                                                                    ---------          ---------

      Pro forma net income                                                          $  1,056           $  2,112
                                                                                    =========          =========

      Earnings per share:

      Basic - as reported                                                           $   0.05           $   0.07
      Basic - pro forma                                                             $   0.03           $   0.05

      Diluted - as reported                                                         $   0.05           $   0.07
      Diluted - pro forma                                                           $   0.02           $   0.05

           COMPREHENSIVE INCOME - For the three-month periods ended April 30, 2004 and 2005, total comprehensive income was approximately $2.0 million and $3.5 million, respectively. The elements of comprehensive income include net income, unrealized gains/losses on available for sale securities, and foreign currency translation adjustments.

           EARNINGS PER SHARE - For the three-month periods ended April 30, 2004 and 2005, the computation of basic earnings per share is based on the weighted average number of outstanding common shares. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding (consisting entirely of stock options). The shares used in the computations are as follows:

                                        Three months ended
                                             April 30,
                                       2004            2005
                                       ----            ----
                                          (In thousands)

                  Basic              42,207            43,136
                  Diluted            43,525            44,268

           In computing diluted earnings per share, 885,644 and 804,122 options to purchase shares of common stock were excluded from the computations for the three-month periods ending April 30, 2004 and 2005, respectively. These options were excluded because the exercise prices of such options were greater than the average market price of the Company's common stock during the respective periods.

           RELATED PARTY TRANSACTIONS - The Company sells products and provides services to other subsidiaries of CTI. For the three-month periods ended April 30, 2004 and 2005, sales to related parties were approximately $1.1 million and $0.6 million, respectively.

           As of April 30, 2005, amounts due from subsidiaries of CTI was approximately $0.6 million.

           The Company has a corporate services agreement with CTI. Under this agreement, CTI provides the Company various administrative and consulting services. The Company has agreed to pay to CTI a quarterly fee of $150,000, payable in arrears at the end of each fiscal quarter, in consideration for all services provided by CTI during such fiscal quarter. The Company was charged $150,000 in each of the three-month periods ended April 30, 2004 and 2005 for services provided by CTI. In addition, the Company has agreed to reimburse CTI for any out-of-pocket expenses incurred, if any, by CTI in providing the services. The agreement is currently in effect until January 31, 2006 and extends for additional twelve-month periods unless terminated by either party.


           LEGAL PROCEEDINGS - From time to time, the Company is subject to claims in legal proceedings arising in the normal course of its business. The Company does not believe that it is currently party to any pending legal action that could reasonably be expected to have a material adverse effect on its business, financial condition and results of operations.


           RECENT ACCOUNTING PRONOUNCEMENTS - In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment", ("SFAS No. 123(R)") which revises SFAS No. 123 and supersedes APB No. 25. In April 2005, the Securities and Exchange Commission ("SEC") amended Regulation S-X to modify the date for compliance with SFAS No. 123(R). The provisions of SFAS No. 123(R) must be applied beginning with the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005, which for the Company is February 1, 2006 (the "Effective Date"). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. Beginning on the Effective Date, the Company must (i) expense all options granted after the Effective Date over the applicable vesting period, and (ii) expense the non-vested portions of existing option grants going forward over their remaining vesting period. Compensation expense for the non-vested portions of existing option grants as of the Effective Date will be recorded based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Under SFAS No. 123(R), the Company is required to adopt a fair value-based method for measuring the compensation expense related to employee stock and stock options awards, which will lead to substantial additional compensation expense. Any such expense, although it will not affect the Company's cash flows, will have a material negative impact on the Company's reported results of operations.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


INTRODUCTION

Ulticom designs, develops, markets, licenses, and supports service enabling signaling software for fixed, mobile, and Internet communications. These products are sold to network equipment manufacturers, application developers, and service providers who include the Company's products within their products. Signalware sales consist of software licenses, interface boards, training, and support revenues. In certain limited circumstances, the Company sells Signalware development services under fixed-fee arrangements with its customers. New customers begin development of applications and services by purchasing the appropriate Signalware development kit, which includes a development software license, an interface board, cables, training, a one-year development support plan, and documentation. At deployment, the customer generally purchases one or more deployment licenses, additional interface boards, and an annual deployment maintenance and support plan, which is typically renewed annually for the life of the installation.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to the critical accounting policies and estimates as disclosed in the Annual Report on Form 10-K for the year ended January 31, 2005.

RESULTS OF OPERATIONS

Summary of Results

Consolidated results of operations in dollars and as a percentage of sales for three-month periods ended April 30, 2004 and 2005 were as follows:

                                                                   Three Months ended
                                                           (in thousands, except percentages)
                                                                        (Unaudited)

                                                  April 30,     % of     April 30,   % of                    %
                                                     2004       sales      2005      sales    Variance    variance
                                                     ----       -----      ----      -----    --------    --------

Sales                                              $ 13,189      100%    $ 14,141     100%     $   952        7%
Cost of sales                                         3,496       27%       3,302      23%        (194)      (6)%
                                                   ---------  ---------  ---------  ---------  ---------
Gross profit                                          9,693       73%      10,839      77%       1,146       12%

Operating expenses:
   Research and development                           2,777       21%       3,099      22%         322       12%
   Selling, general and administrative                4,276       32%       4,630      33%         354        8%
                                                   ---------  ---------  ---------  ---------  ---------
Income from operations                                2,640       20%       3,110      22%         470       18%

Interest and other income,  net                         482        4%       1,166       8%         684      142%
                                                   ---------  ---------  ---------  ---------  ---------

Income before income tax provision                    3,122       24%       4,276      30%       1,154       37%
Income tax provision                                    937        7%       1,326       9%         389       42%
                                                   ---------  ---------  ---------  ---------  ---------

Net income                                         $  2,185       17%    $  2,950      21%     $   765       35%
                                                   =========  =========  =========  =========  =========

Effective tax rate                                      30%                   31%


THREE-MONTH PERIOD ENDED APRIL 30, 2005 COMPARED WITH
THREE-MONTH PERIOD ENDED APRIL 30, 2004

           Sales. Sales increased by approximately $1.0 million, or approximately 7%, to approximately $14.1 million in the three-month period ended April 30, 2005, when compared with the three-month period ended April 30, 2004. The dollar increase is primarily attributable to a higher volume of sales and deployments by our customers of our Signalware products and services. Sales to international customers represented approximately 62% of sales in the three-month period ended April 30, 2005 and approximately 84% of sales in the three-month period ended April 30, 2004.

           Cost of Sales. Cost of sales decreased by approximately $0.2 million, or approximately 6%, to approximately $3.3 million in the three-month period ended April 30, 2005, when compared with the three-month period ended April 30, 2004. The dollar decrease is primarily attributable to decreased material and production costs of approximately $0.1 million and personnel-related and other costs of approximately $0.1 million in the three-month period ended April 30, 2005, when compared with the three-month period ended April 30, 2004. Gross margins (expressed as a percentage of sales) increased to approximately 77% in the three-month period ended April 30, 2005 from approximately 73% in the three-month period ended April 30, 2004.

           Research and Development. Research and development expenses increased by approximately $0.3 million, or approximately 12%, to approximately $3.1 million in the three-month period ended April 30, 2005, and as a percentage of sales, increased to approximately 22% in the three-month period ended April 30, 2005 from approximately 21% in the three-month period ended April 30, 2004. The dollar increase is primarily attributable to higher personnel-related and other costs of approximately $0.3 million in the three-month period ended April 30, 2005, when compared with the three-month period ended April 30, 2004.

           Selling, General and Administrative. Selling, general and administrative expenses increased by approximately $0.4 million, or approximately 8%, to approximately $4.6 million in the three-month period ended April 30, 2005, and as a percentage of sales, increased to approximately 33% in the three-month period ended April 30, 2005 from approximately 32%, in the three-month period ended April 30, 2004. The dollar increase is primarily attributable to an increase of approximately $0.6 million in professional services fees and approximately $0.1 million in marketing costs, which is partially offset by lower personnel-related costs of approximately $0.3 million in the three-month period ended April 30, 2005, when compared with the three-month period ended April 30, 2004.

           Interest and Other Income, net. Interest and other income, net increased by approximately $0.7 million, or approximately 142%, to approximately $1.2 million in the three-month period ended April 30, 2005, when compared with the three-month period ended April 30, 2004. The dollar increase is a result of higher interest income earned on investments of approximately $0.5 million and lower foreign currency losses of approximately $0.2 million in the three-month period ended April 30, 2005, when compared with the three-month period ended April 30, 2004.


           Income Tax Provision. Provision for income taxes increased by approximately $0.4 million, or approximately 42%, to approximately $1.3 million in the three-month period ended April 30, 2005, when compared with the three-month period ended April 30, 2004. The Company's overall effective tax rate was approximately 31% and 30% in the three-month periods ended April 30, 2005 and 2004, respectively.

           Net Income. Net income increased by approximately $0.8 million, or approximately 35%, to approximately $3.0 million in the three-month period ended April 30, 2005, when compared with the three-month period ended April 30, 2004. As a percentage of sales, net income was approximately 21% and 17% in the three-month periods ended April 30, 2005 and 2004, respectively. The changes are primarily attributable to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

           The Company had working capital at April 30, 2005 and January 31, 2005 of approximately $255.4 million and $246.2 million, respectively. At April 30, 2005 and January 31, 2005, the Company had cash and cash equivalents and short-term investments of approximately $255.7 million and $246.7 million, respectively.

           Operations for the three-month periods ending April 30, 2005 and 2004, after adjustment for non-cash items, provided cash of approximately $3.6 million and $5.5 million, respectively. During such periods, other changes in operating assets and liabilities provided (used) cash of approximately $0.3 million and $(0.8) million, respectively.

           Investing activities for the three-month periods ended April 30, 2005 and 2004 provided cash of approximately $31.8 million and $1.6 million, respectively. These amounts include (i) purchases of property and equipment of approximately $0.6 million and $0.3 million, respectively; and (ii) net maturities and sales (purchases) of investments, of approximately $32.3 million and $1.9 million, respectively.

           Financing activities for the three-month periods ended April 30, 2005 and 2004 provided cash of approximately $0.4 million and $0.7 million, respectively, related to proceeds from the issuance of common stock in connection with the exercise of stock options and employee stock purchase plan.

           Although there are no present understandings, commitments or agreements with respect to acquisitions of other businesses, products or technologies, the Company may in the future consider such transactions, which may require debt or equity financing. The issuance of debt or equity securities could be expected to have a dilutive impact on the Company's shareholders, and there can be no assurance as to whether or when any acquired business would contribute positive operating results commensurate with the associated investment.

           The Company may pursue acquisitions of businesses, products or technologies in the future to expand its business and the products and services it offers. Any material acquisition could result in a decrease in working capital depending upon the amount, timing, and nature of the consideration paid.

           The Company believes that its exisiting cash balances will be sufficient to meet anticipated cash needs for working capital, capital expeditures and other activities for the foreseeable future. Thereafter, if current sources are not sufficient to meet the Company's needs, it may seek additional debt or equity financing.


CERTAIN TRENDS AND UNCERTAINTIES

           The Company derives substantially all of its revenue from the communications industry, which has experienced a challenging capital spending environment. Although the capital spending environment has improved recently, business conditions currently are weaker than in prior quarters and if capital spending and technology purchasing by the Company's customers does not continue to improve or if they decline, revenue may stagnate or decrease, and the Company's operating results will be adversely affected. Because a significant proportion of the Company's sales occur in the late stages of a quarter, a delay, cancellation or other factor resulting in the postponement or cancellation of a sale may cause the Company to miss its financial projections, which may not be discernible until the end of a financial reporting period. Future results may differ materially from recent results and past reported results should not be considered as an indication of future performance. For these reasons and the risk factors outlined below, it has been and continues to be very difficult for the Company to accurately forecast future revenues and operating results.

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

           A limited number of customers have contributed a significant percentage of the Company's revenues; with 76% of the Company's sales derived from only three customers, for the three-month period ended April 30, 2005. The Company anticipates that its operating results in any given period will continue to depend significantly upon revenues from a small number of customers. The deferral or loss of one or more significant orders from any of these customers could have a material adverse effect on the Company's business and operating results.

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

           Currently, the Company accounts for employee stock options in accordance with Accounting Principles Board ("APB") Opinion No. 25 and related Interpretations, which provide that any compensation expense relative to employee stock options be measured based on intrinsic value of the stock options. As a result, when options are priced at or above fair market value of the underlying stock on the date of the grant, as currently is the Company's practice, the Company incurs no compensation expense. In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123 (Revised 2004), "Share-Based Payment", ("SFAS No. 123(R)") which revises SFAS No. 123 and supersedes APB Opinion No.
25. In April 2005, the SEC amended Regulation S-X to modify the date for compliance with SFAS No. 123(R). The provisions of SFAS No. 123(R) must be applied beginning with the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005, which for the Company is February 1, 2006 (the "Effective Date"). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. Beginning on the Effective Date, the Company must (i) expense all options granted after the Effective Date over the applicable vesting period, and (ii) expense the non-vested portions of existing option grants going forward over their remaining vesting period. Compensation expense for the non-vested portions of existing option grants as of the Effective Date will be recorded based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Under SFAS No. 123(R), the Company is required to adopt a fair value-based method for measuring the compensation expense related to employee stock and stock options awards, which will lead to substantial additional compensation expense. Any such expense, although it will not affect the Company's cash flows, will have a material negative impact on the Company's reported results of operations.

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

           The Company's business is subject to evolving corporate governance and public disclosure regulations that have increased both costs and the risk of noncompliance, which could have an adverse effect on the Company's stock price. Because the Company's common stock is publicly traded on the Nasdaq stock market, the Company is subject to rules and regulations promulgated by a number of governmental and self-regulated organizations, including the SEC, Nasdaq and the Public Company Accounting Oversight Board, which monitors the accounting practices of public companies. Many of these regulations have only recently been enacted, and continue to evolve, making compliance more difficult and uncertain. In addition, the Company's efforts to comply with these new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, Section 404 of Sarbanes-Oxley Act of 2002 and related regulations required the Company to include a management assessment of its internal control over financial reporting and auditor attestation of that assessment in its annual report for the Company's fiscal year ending January 31, 2005. While the Company has asserted, in the management assessment of its internal control over financial reporting filed with the Company's Annual Report on Form 10-K, that the Company's internal control over financial reporting is effective as of January 31, 2005 and that no material weaknesses have been identified, the Company must continue to monitor and assess the internal control over financial reporting. The Company cannot provide any assurances that material weaknesses will not be discovered in the future. If, in the future, the Company's management identifies one or more material weaknesses in the internal control over financial reporting that remain unremediated, the Company will be unable to assert that such internal control over financial reporting is effective. If the Company is unable to assert that the internal control over financial reporting is effective for any given reporting period (or if the Company's auditors are unable to attest that the management's report is fairly stated or are unable to express an opinion on the effectiveness of the internal control over financial reporting), the Company could lose investor confidence in the accuracy and completeness of the Company's financial reports, which could have an adverse effect on the Company's stock price. The effort regarding Section 404 has required, and continues to require, the commitment of significant financial and managerial resources.

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

           In August 2005, the Waste Electrical and Electronic Equipment Directive (the "WEEE Directive") will become effective in the European Union. The WEEE Directive requires producers of certain electrical and electronic equipment to be financially responsible for the future disposal costs of this equipment sold within the European Union. In July 2006, the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (the "RoHS Directive") will become effective in the European Union. The RoHS Directive restricts the use of certain hazardous substances, including mercury, lead, cadmium, hexavalent chromium, and certain flame retardants, in the construction of component parts of certain electrical and electronic equipment sold within the European Union. The Company is currently making preparations to comply with these directives to the extent applicable to the hardware contained in its solutions. As part of this process, the Company will need to ensure that it has a supply of compliant components from its suppliers. Ensuring compliance with these directives and integrating compliance activities with suppliers will result in additional costs to the Company and may result in disruptions to operations. The Company cannot currently estimate the extent of such additional costs or potential disruptions. However, to the extent that any such costs or disruptions are substantial, the Company's financial results could be materially and adversely affected.

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

           Comverse Technology, Inc. ("CTI") beneficially owns a majority of the Company's outstanding shares of common stock. Consequently, CTI effectively controls the outcome of all matters submitted for shareholder action, including the composition of the Company's board of directors and the approval of significant corporate transactions. Through its representation on the Company's board of directors, CTI has a controlling influence on the Company's management, direction and policies, including the ability to appoint and remove officers. As a result, CTI may cause the Company to take actions that may not be aligned with the Company's interests or those of its other shareholders. For example, CTI may prevent or delay any transaction involving a change in control of the Company or in which the Company's shareholders might receive a premium over the prevailing market price for their shares.

           The Company issues stock options as a key component of its overall compensation. There is growing pressure on public companies from shareholders generally and various organizations to reduce the rate at which companies, including the Company, issue stock options to employees, which may make it more difficult to obtain shareholder approval of equity compensation plans when required. In addition, FASB has adopted changes to generally accepted accounting principles ("GAAP") that will require the Company to adopt a different method of determining the compensation expense for its employee stock options and employee stock purchase plan beginning in the first quarter of fiscal 2006. As a result, the Company has terminated its employee stock purchase plan. In addition, the Company believes expensing stock options will increase shareholder pressure to limit future option grants and could make it more difficult for the Company to grant stock options to employees in the future. As a result, the Company may lose top employees to non-public, start-up companies or may generally find it more difficult to attract, retain and motivate employees, either of which could materially and adversely affect the Company's business, results of operations and financial condition.

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

           Due to the short-term nature of the Company's cash and cash equivalents, the carrying value approximates market value and are not generally subject to price risk due to fluctuations in interest rates. The Company's short-term investments are subject to price risk due to fluctuations in interest rates. Neither a 10% increase nor decrease in prices would have a material effect on the Company's consolidated financial statements. All short-term investments are considered to be available-for-sale, accounted for at fair value, with resulting unrealized gains or losses reported as a separate component of shareholders' equity. If these available-for-sale securities experience declines in fair value that are considered other-than-temporary, an additional loss would be reflected in net income (loss) in the period when the subsequent impairment becomes apparent. See Note 2 of the financial statements in the Company's Annual Report on Form 10-K for the year ended January 31, 2005 for more information regarding the Company's short-term investments.

ITEM 4.    CONTROLS AND PROCEDURES.

(a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of April 30, 2005. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of April 30, 2005.

(b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended April 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II


ITEM 1. LEGAL PROCEEDINGS.

           From time to time, the Company is subject to claims in legal proceedings arising in the normal course of its business. The Company does not believe that it is currently party to any pending legal action that could reasonably be expected to have a material adverse effect on its business, financial condition and results of operations.

ITEM 6.  Exhibits.

(a)      Exhibit Index.
         -------------

         31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ULTICOM, INC.


Dated:   June 8, 2005                     /s/ Shawn K. Osborne
                                          -------------------------------------
                                          Shawn K. Osborne
                                          President and Chief Executive Officer


Dated:   June 8, 2005                      /s/ Mark A. Kissman
                                           -------------------------------------
                                           Mark A. Kissman
                                           Vice President of Finance and
                                           Chief Financial Officer