Form 10-Q
period 2005-07-31
ULTICOM INC
filed 2005-09-08
CIK 1103184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended July 31, 2005

                                       or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                             [ ] Yes   [X] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

               The number of shares of Common Stock, no par value, outstanding as of September 1, 2005 was 43,245,045

                                TABLE OF CONTENTS
                                -----------------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
                                                                          Page
                                                                          ----

    1.   Condensed Consolidated Balance Sheets as
         of January 31, 2005 and July 31, 2005                              2

    2.   Condensed Consolidated Statements of Income
         for the Three and Six-Month Periods ended
         July 31, 2004 and 2005                                             3

    3.   Condensed Consolidated Statements of Cash Flows
         for the Six-Month Periods ended
         July 31, 2004 and 2005                                             4

    4.   Notes to Condensed Consolidated Financial
         Statements                                                         5


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                    10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK.                                                      24

ITEM 4.  CONTROLS AND PROCEDURES.                                          25

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.                                                26

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.              26

ITEM 6.  EXHIBITS.                                                         28

SIGNATURES                                                                 29

FORWARD-LOOKING STATEMENTS

           From time to time, Ulticom, Inc. (together with its subsidiaries, the "Company") makes forward-looking statements. Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. Forward-looking statements are often identified by future or conditional words such as "will," "plans," "expects," "intends," "believes," "seeks," "estimates," or "anticipates" or by variations of such words or by similar expressions.

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         ULTICOM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     JANUARY 31,       JULY 31,
                                                                                        2005*            2005
                                                                                     ----------       ----------
                                                                                                      (UNAUDITED)
                                     ASSETS
 CURRENT ASSETS:
       Cash and cash equivalents                                                      $ 19,372         $ 28,831
       Short-term investments                                                          227,300          232,127
       Accounts receivable, net                                                         11,062            9,846
       Inventories                                                                       1,286            1,599
       Prepaid expenses and other current assets                                         3,558            5,109
                                                                                     ----------       ----------
          Total current assets                                                         262,578          277,512
       Property and equipment, net                                                       2,274            2,760
       Investments                                                                       5,375               --
       Other assets                                                                      1,765            1,577
                                                                                     ----------       ----------
          Total assets                                                               $ 271,992        $ 281,849
                                                                                     ==========       ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
       Accounts payable and accrued expenses                                          $ 11,966         $ 10,715
       Deferred revenue                                                                  4,462            3,745
                                                                                     ----------       ----------
          Total current liabilities                                                     16,428           14,460
                                                                                     ----------       ----------

 SHAREHOLDERS' EQUITY:
       Undesignated stock, no par value, 10,000,000 shares authorized,
         no shares issued and outstanding                                                   --               --
       Common stock, no par value, 200,000,000 shares authorized,
         43,101,804 and 43,244,695 shares issued and outstanding                            --               --
       Additional paid-in capital                                                      216,490          217,593
       Retained earnings                                                                39,840           47,392
       Accumulated other comprehensive income (loss)                                      (766)           2,404
                                                                                     ----------       ----------
          Total shareholders' equity                                                   255,564          267,389
                                                                                     ----------       ----------
          Total liabilities and shareholders' equity                                 $ 271,992        $ 281,849
                                                                                     ==========       ==========

     * The Condensed Consolidated Balance Sheet as of January 31, 2005 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.

   The accompanying notes are an integral part of these financial statements.

                         ULTICOM, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     SIX MONTHS ENDED                 THREE MONTHS ENDED
                                                                 JULY 31,        JULY 31,           JULY 31,      JULY 31,
                                                                   2004            2005              2004           2005
                                                                   ----            ----              ----           ----

Sales                                                            $ 29,276       $ 29,198           $ 16,087       $ 15,057
Cost of sales                                                       7,037          6,815              3,541          3,513
                                                                 ---------      ---------          ---------      ---------
Gross profit                                                       22,239         22,383             12,546         11,544

Operating expenses:
    Research and development                                        5,345          6,383              2,568          3,284
    Selling, general and administrative                             8,942          7,917              4,666          3,287
                                                                 ---------      ---------          ---------      ---------

Income from operations                                              7,952          8,083              5,312          4,973
Interest and other income, net                                      1,134          2,862                652          1,696
                                                                 ---------      ---------          ---------      ---------

Income before income tax provision                                  9,086         10,945              5,964          6,669
Income tax provision                                                2,907          3,393              1,970          2,067
                                                                 ---------      ---------          ---------      ---------

Net income                                                       $  6,179       $  7,552           $  3,994       $  4,602
                                                                 =========      =========          =========      =========
Earnings per share:
    Basic                                                        $   0.15       $   0.17           $   0.09       $   0.11
                                                                 =========      =========          =========      =========
    Diluted                                                      $   0.14       $   0.17           $   0.09       $   0.10
                                                                 =========      =========          =========      =========

   The accompanying notes are an integral part of these financial statements.

                         ULTICOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                       SIX MONTHS ENDED
                                                                                    JULY 31,      JULY 31,
                                                                                      2004          2005
                                                                                      ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $  6,179        $  7,552
Adjustments to reconcile net income to net cash provided by
operating activities:
   Depreciation and amortization                                                        722             722
   Deferred income tax provision                                                      2,368             465
Changes in operating assets and liabilities:
   Accounts receivable, net                                                            (261)          1,216
   Inventories                                                                         (292)           (313)
   Prepaid expenses and other current assets                                            203          (1,710)
   Accounts payable and accrued expenses                                                361          (1,026)
   Deferred revenue                                                                     220            (717)
   Other, net                                                                          (380)           (329)
                                                                                   ---------       ---------
        Net cash provided by operating activities                                     9,120           5,860
                                                                                   ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                                 (537)         (1,208)
   Maturities and sales (purchases) of investments, net                              33,908           3,929
                                                                                   ---------       ---------
        Net cash provided by investing activities                                    33,371           2,721
                                                                                   ---------       ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock in connection with
     exercise of stock options and employee stock purchase plan                       1,201             878
                                                                                   ---------       ---------
        Net cash provided by financing activities                                     1,201             878
                                                                                   ---------       ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            43,692           9,459

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        6,316          19,372
                                                                                   ---------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $ 50,008        $ 28,831
                                                                                   =========       =========

   The accompanying notes are an integral part of these financial statements.

                         ULTICOM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           COMPANY BUSINESS AND BACKGROUND - Ulticom, Inc. (together with its subsidiaries, the "Company"), a New Jersey corporation and a majority-owned subsidiary of Comverse Technology, Inc. ("CTI"), designs, develops, markets, licenses, and supports service enabling signaling software for fixed, mobile, and Internet communications software and hardware for use in the communications industry.

           BASIS OF PRESENTATION - The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the year ended January 31, 2005. The condensed consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three-month and six-month periods ended July 31, 2005 are not necessarily indicative of the results to be expected for the full year.

           RECLASSIFICATIONS - Certain prior period amounts have been reclassified to conform to the manner of presentation in the current year.

           In connection with the preparation of the Company's Annual Report on Form 10-K for the year ended January 31, 2005, the Company concluded that it was appropriate to classify investments in Auction Rate Securities ("ARS") as short-term investments. ARS generally have long-term stated maturities; however, these investments have characteristics similar to short-term investments because at pre-determined intervals, generally every 7 to 90 days, there is a new auction process at which these securities are reset to current interest rates. Previously, such investments had been classified as cash and cash equivalents due to their liquidity and pricing reset feature. Accordingly, the Company has revised the classification to report these securities as short-term investments in the Condensed Consolidated Balance Sheets. The Company reclassified approximately $139,925,000 of investments in ARS as of July 31, 2004, that were previously included in cash and cash equivalents to short-term investments. The Company also reclassified accrued interest related to investments in ARS of approximately $178,000 as of July 31, 2004, from cash and cash equivalents to prepaid expenses and other current assets.

           The Company has also revised the presentation of the Consolidated Statements of Cash Flows for the period ended July 31, 2004 to reflect the purchases and sales of ARS as investing activities rather than as a component of cash and cash equivalents, which is consistent with the presentation for the period ended July 31, 2005. In the previously reported Consolidated Statements of Cash Flows for the period ended July 31, 2004, net cash used in investing activities related to these short-term investments of approximately $17,676,000 were included in cash and cash equivalents and net cash used in operating activities related to prepaid expenses and other current assets of approximately $30,000 were also included in cash and cash equivalents. This change in classification did not materially affect previously reported cash flows from operations, and did not change previously reported cash flows from financing activities in the Consolidated Statements of Cash Flows or previously reported Consolidated Statements of Operations for any period.

           SALES - Sales for the six-month periods ended July 31, 2004 and 2005 consisted of product revenues of approximately $26,127,000 and $25,134,000, respectively, and service revenues of approximately $3,149,000 and $4,064,000, respectively. Sales for the three-month periods ended July 31, 2004 and 2005 consisted of product revenues of approximately $14,503,000 and $12,853,000, respectively, and service revenues of approximately $1,584,000 and $2,204,000, respectively.

           GAIN ON SETTLEMENT - During the three-month period ended July 31, 2005, the Company recorded a gain of approximately $828,000 resulting from the settlement of a breach of contract claim. The Company has recorded the settlement as a reduction of selling, general and administrative expenses during the three-month period ended July 31, 2005.

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

           Pro forma information regarding net income (loss) and net earnings
(loss) per share is required by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". Under SFAS No. 123, the Company estimated the fair value of employee stock options utilizing the Black-Scholes option valuation model, using appropriate assumptions, as required under accounting principles generally accepted in the United States of America. The Black-Scholes model was developed for use in estimating the fair value of traded options and does not consider the non-traded nature of employee stock options, vesting and trading restrictions, lack of transferability or the ability of employees to forfeit the options prior to expiry. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

           The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the six-month and the three-month periods ended July 31, 2004 and 2005:

                                                                   SIX MONTHS ENDED              THREE MONTHS ENDED
                                                                       JULY 31,                       JULY 31,

                                                                  2004          2005             2004          2005
                                                                  ----          ----             ----          ----
      Net income, as reported                                   $ 6,179       $ 7,552          $ 3,994       $ 4,602

      Deduct: Total stock-based employee compensation
      expense determined under fair value based method
      for all awards, net of related tax effects                 (1,545)       (1,067)            (766)         (489)
                                                                --------      --------         --------      --------

      Pro forma net income                                      $ 4,634       $ 6,485          $ 3,228       $ 4,113
                                                                ========      ========         ========      ========

      Earnings per share:

      Basic - as reported                                       $  0.15       $  0.17          $  0.09       $  0.11
      Basic - pro forma                                         $  0.11       $  0.15          $  0.08       $  0.10

      Diluted - as reported                                     $  0.14       $  0.17          $  0.09       $  0.10
      Diluted - pro forma                                       $  0.11       $  0.15          $  0.07       $  0.09

           COMPREHENSIVE INCOME - For the six-month periods ended July 31, 2004 and 2005, total comprehensive income was approximately $5.8 million and $10.7 million, respectively and for the three-month periods ended July 31, 2004 and 2005 was approximately $3.8 million and $7.2 million, respectively. The elements of comprehensive income include net income, unrealized gains/losses on available for sale securities, and foreign currency translation adjustments.

           Earnings Per Share - For the six-month and three-month periods ended July 31, 2004 and 2005, the computation of basic earnings per share is based on the weighted average number of outstanding common shares. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding (consisting entirely of stock options). The shares used in the computations are as follows:

                                  SIX MONTHS ENDED       THREE MONTHS ENDED
                                      JULY 31,                 JULY 31,
                                  2004       2005          2004       2005
                                  ----       ----          ----       ----
                                                (In thousands)

                  Basic          42,295     43,157        42,380     43,177
                  Diluted        43,549     44,166        43,575     44,077

           In computing diluted earnings per share, 971,788 and 801,157 options to purchase shares of common stock were excluded from the computations for the six-month periods ending July 31, 2004 and 2005, respectively, and 1,032,777 and 1,411,834 options to purchase shares of common stock were excluded from the computations for the three-month periods ending July 31, 2004 and 2005, respectively. These options were excluded because the exercise prices of such options were greater than the average market price of the Company's common stock during the respective periods.

           RELATED PARTY TRANSACTIONS - The Company sells products and provides services to other subsidiaries of CTI. For the six-month periods ended July 31, 2004 and 2005, sales to related parties were approximately $2.7 million and $2.1 million, respectively, and for the three-month periods ended July 31, 2004 and 2005, sales to related parties were approximately $1.7 million and $1.5 million, respectively.

           As of July 31, 2005, amounts due from subsidiaries of CTI was approximately $0.3 million.

           The Company has a corporate services agreement with CTI. Under this agreement, CTI provides the Company various administrative and consulting services. The Company has agreed to pay to CTI a quarterly fee of $150,000, payable in arrears at the end of each fiscal quarter, in consideration for all services provided by CTI during such fiscal quarter. The Company was charged $300,000 and $150,000, respectively, in each of the six-month and three-month periods ended July 31, 2004 and 2005 for services provided by CTI. In addition, the Company has agreed to reimburse CTI for any out-of-pocket expenses incurred, if any, by CTI in providing the services. The agreement is currently in effect until January 31, 2006 and extends for additional twelve-month periods unless terminated by either party.

           LEGAL PROCEEDINGS - The Company does not believe that it is currently party to any pending legal actions that could reasonably be expected to have a material adverse effect on its business, financial condition and results of operations.

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

                              RESULTS OF OPERATIONS

Summary of Results

Consolidated results of operations in dollars and as a percentage of sales for each of the six-month and three-month periods ended July 31, 2004 and 2005 were as follows:

                                                            Six Months ended
                                                     (in thousands, except percentages)
                                                              (Unaudited)

                                         July 31,               July 31,                               %
                                           2004    % of sales    2005    % of sales    Variance     variance
                                         ---------  ---------  ---------  ---------    ---------   ---------

Sales                                    $ 29,276       100%   $ 29,198      100%      $    (78)       (0)%
Cost of sales                               7,037        24%      6,815       23%          (222)       (3)%
                                         ---------  ---------  ---------  ---------    ---------   ---------
Gross profit                               22,239        76%     22,383       77%           144         1%
Operating expenses:
    Research and development                5,345        18%      6,383       22%         1,038        19%
    Selling, general and administrative     8,942        31%      7,917       27%        (1,025)      (11)%
                                         ---------  ---------  ---------  ---------    ---------   ---------

Income from operations                      7,952        27%      8,083       28%           131         2%
Interest and other income,  net             1,134         4%      2,862       10%         1,728       152%
                                         ---------  ---------  ---------  ---------    ---------   ---------
Income before income tax provision          9,086        31%     10,945       38%         1,859        20%
Income tax provision                        2,907        10%      3,393       12%           486        17%
                                         ---------  ---------  ---------  ---------    ---------   ---------

Net income                               $  6,179        21%   $  7,552       26%      $  1,373        22%
                                         =========  =========  =========  =========    =========   =========

Effective tax rate                            32%                   31%

                             ** TABLE CONTINUED **

                                                            Three Months ended
                                                     (in thousands, except percentages)
                                                              (Unaudited)

                                          July 31,              July 31,                                %
                                           2004    % of sales    2005     % of sales    Variance     variance
                                         ---------  ---------  ---------   ---------    ---------   ---------

Sales                                    $ 16,087       100%   $ 15,057       100%     $ (1,030)       (6)%
Cost of sales                               3,541        22%      3,513        23%          (29)       (1)%
                                         ---------  ---------  ---------  ---------    ---------   ---------
Gross profit                               12,546        78%     11,544        77%       (1,001)       (8)%
Operating expenses:
    Research and development                2,568        16%      3,284        22%          716        28%
    Selling, general and administrative     4,666        29%      3,287        22%       (1,378)      (30)%
                                         ---------  ---------  ---------  ---------    ---------   ---------

Income from operations                      5,312        33%      4,973        33%         (339)       (6)%
Interest and other income,  net               652         4%      1,696        11%        1,044       160%
                                         ---------  ---------  ---------  ---------    ---------   ---------
Income before income tax provision          5,964        37%      6,669        44%          705        12%
Income tax provision                        1,970        12%      2,067        13%           97         5%
                                         ---------  ---------  ---------  ---------    ---------   ---------

Net income                               $  3,994        25%   $  4,602        31%     $    608        15%
                                         =========  =========  =========  =========    =========   =========

Effective tax rate                            33%                   31%

                              ** TABLE COMPLETE **

SIX-MONTH AND THREE-MONTH PERIODS ENDED JULY 31, 2005 COMPARED WITH SIX-MONTH AND THREE-MONTH PERIODS ENDED JULY 31, 2004

           Sales. Sales for the six-month and three-month periods ended July 31, 2005 decreased by approximately $0.1 million and approximately $1.0 million, or approximately 6%, to approximately $29.2 million and approximately $15.1 million, respectively, when compared with the six-month and three-month periods ended July 31, 2004. The dollar decrease is primarily attributable to a lower volume of product sales and deployments by our customers of our Signalware products, which is partially offset by higher services revenues from new and existing deployments of our Signalware products. Sales to international customers represented approximately 68% and 74%, respectively, of sales for the six-month and three-month periods ended July 31, 2005 and approximately 78% and 74%, respectively, of sales for the six-month and three-month periods ended July 31, 2004.

           Cost of Sales. Cost of sales for the six-month period ended July 31, 2005 decreased by approximately $0.2 million, or approximately 3%, to approximately $6.8 million, when compared with the six-month period ended July 31, 2004. The dollar decrease is primarily attributable to decreased material and production costs of approximately $0.1 million and personnel-related and other costs of approximately $0.1 million, when compared with the corresponding 2004 period. Gross margins (expressed as a percentage of sales) increased to approximately 77% for the six-month period ended July 31, 2005 from approximately 76% for the corresponding 2004 period. Cost of sales for the three-month period ended July 31, 2005 remained relatively constant at approximately $3.5 million, when compared with the three-month period ended July 31, 2004. Gross margins (expressed as a percentage of sales) decreased to approximately 77% for the three-month period ended July 31, 2005 from approximately 78% for the corresponding 2004 period.

           Research and Development. Research and development expenses for the six-month period ended July 31, 2005 increased by approximately $1.0 million, or approximately 19%, to approximately $6.4 million, and as a percentage of sales, increased to approximately 22% from approximately 18%, when compared with the six-month period ended July 31, 2004. The dollar increase is primarily attributable to higher personnel-related and other costs of approximately $1.0 million, when compared with the corresponding 2004 period. Research and development expenses for the three-month period ended July 31, 2005 increased by approximately $0.7 million, or approximately 28%, to approximately $3.3 million, and as a percentage of sales, increased to approximately 22% from approximately 16%, when compared with the three-month period ended July 31, 2004. The dollar increase is primarily attributable to higher personnel-related and other costs of approximately $0.7 million, when compared with the corresponding 2004 period.

           Selling, General and Administrative. Selling, general and administrative expenses for the six-month period ended July 31, 2005 decreased by approximately $1.0 million, or approximately 11%, to approximately $7.9 million, and as a percentage of sales, decreased to approximately 27% from approximately 31%, when compared with the six-month period ended July 31, 2004. The dollar decrease is primarily attributable to a decrease of approximately $0.9 million in professional services fees related to a gain of approximately $0.8 million resulting from the settlement of a breach of contract claim and approximately $0.4 million in sales commission costs, which is partially offset by an increase in marketing costs of approximately $0.2 million and miscellaneous expense of approximately $0.1 million, when compared with the corresponding 2004 period. Selling, general and administrative expenses for the three-month period ended July 31, 2005 decreased by approximately $1.4 million, or approximately 30%, to approximately $3.3 million, and as a percentage of sales, decreased to approximately 22% from approximately 29%, when compared with the three-month period ended July 31, 2004. The dollar decrease is primarily attributable to a decrease of approximately $1.3 million in professional services fees related to a gain of approximately $0.8 million resulting from the settlement of a breach of contract claim and approximately $0.3 million in sales commission costs, which is partially offset by an increase in marketing costs of approximately $0.1 million and personnel-related and other costs of approximately $0.1 million, when compared with the corresponding 2004 period.

           Interest and Other Income, net. Interest and other income, net for the six-month period ended July 31, 2005 increased by approximately $1.7 million, or approximately 152%, to approximately $2.9 million, when compared with the six-month period ended July 31, 2004. The dollar increase is a result of higher interest income earned on investments of approximately $1.3 million and lower realized losses of approximately $0.4 million, when compared with the corresponding 2004 period. Interest and other income, net for the three-month period ended July 31, 2005 increased by approximately $1.0 million, or approximately 160%, to approximately $1.7 million, when compared with the three-month period ended July 31, 2004. The dollar increase is a result of higher interest income earned on investments of approximately $0.8 million and realized gains of approximately $0.3 million, which is partially offset by foreign currency losses of approximately $0.1 million, when compared with the corresponding 2004 period.

           Income Tax Provision. Provision for income taxes for the six-month period ended July 31, 2005 increased by approximately $0.5 million, or approximately 17%, to approximately $3.4 million, when compared with the six-month period ended July 31, 2004. Provision for income taxes for the three-month period ended July 31, 2005 increased by approximately $0.1 million, or approximately 5%, to approximately $2.1 million, when compared with the three-month period ended July 31, 2004. The Company's overall effective tax rate was approximately 31% for both the six-month and three-month periods ended July 31, 2005 and approximately 32% and 33%, respectively, for the six-month and three-month periods ended July 31, 2004.

           Net Income. Net income for the six-month period ended July 31, 2005 increased by approximately $1.4 million, or approximately 22%, to approximately $7.6 million, and as a percentage of sales, increased to approximately 26% from approximately 21%, when compared with the six-month period ended July 31, 2004. Net income for the three-month period ended July 31, 2005 increased by approximately $0.6 million, or approximately 15%, to approximately $4.6 million, and as a percentage of sales, increased to approximately 31% from approximately 25%, when compared with the three-month period ended July 31, 2004. The changes are primarily attributable to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

           The Company had working capital at July 31, 2005 and January 31, 2005 of approximately $263.1 million and $246.2 million, respectively. At July 31, 2005 and January 31, 2005, the Company had cash and cash equivalents and short-term investments of approximately $261.0 million and $246.7 million, respectively.

           Operations for the six-month periods ended July 31, 2005 and 2004, after adjustment for non-cash items, provided cash of approximately $8.7 million and $9.3 million, respectively. During such periods, other changes in operating assets and liabilities used cash of approximately $2.8 million and $0.2 million, respectively.

           Investing activities for the six-month periods ended July 31, 2005 and 2004 provided cash of approximately $2.7 million and $33.4 million, respectively. These amounts include (i) purchases of property and equipment of approximately $(1.2) million and $(0.5) million, respectively; and (ii) net maturities and sales (purchases) of investments, of approximately $3.9 million and $33.9 million, respectively.

           Financing activities for the six-month periods ended July 31, 2005 and 2004 provided cash of approximately $0.9 million and $1.2 million, respectively, related to proceeds from the issuance of common stock in connection with the exercise of stock options and employee stock purchase plan.

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

           A limited number of customers have contributed a significant percentage of the Company's revenues; with 71% of the Company's sales derived from only three customers for the six-month period ended July 31, 2005. The Company anticipates that its operating results in any given period will continue to depend significantly upon revenues from a small number of customers. The deferral or loss of one or more significant orders from any of these customers could have a material adverse effect on the Company's business and operating results.

           To the extent that the Company's customer base consolidates as a result of the announcements of several mergers in the telecommunications industry, the Company may have an increased dependence on a few customers who may be able to exert increased pressure on the Company's prices and contractual terms in general. Consolidation also may result in the loss of both existing and potential customers of the Company.

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

           The Company intends to continue to examine opportunities for growth through merger and acquisitions. If the Company does make acquisitions, it may not be able to discover all potential risks and liabilities of the newly acquired business through the due diligence process, will inherit the acquired companies' past financial statements with their associated risks and may enter an industry in which it has limited or no experience. Also, the Company may not be able to successfully incorporate the personnel, operations and customers of these companies into the Company's business. In addition, the Company may fail to achieve the anticipated synergies from the combined businesses, including marketing, product integration, distribution, product development and other synergies. The integration process may further strain the Company's existing financial and managerial controls and reporting systems and procedures. This may result in the diversion of management and financial resources from the Company's core business objectives. In addition, an acquisition or merger may require the Company to utilize cash reserves, incur debt or issue equity securities, which may result in a dilution of existing shareholders, and the Company may be negatively impacted by the assumption of liabilities of the merged or acquired company. Due to rapidly changing market conditions, the Company may find the value of its acquired technologies and related intangible assets, such as goodwill as recorded in the Company's financial statements, to be impaired, resulting in charges to operations. The Company may also fail to retain the acquired or merged company's key employees and customers. The Company also may not be able to identify suitable merger or acquisition candidates, and even if the Company does identify suitable candidates, it may not be able to make these transactions on commercially acceptable terms, or at all.

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

           The Company's products involve sophisticated technology that perform critical functions to highly demanding standards. If the Company's current or future products develop operational problems, the Company may incur fees and penalties in connection with such problems, which could have a material adverse effect on the Company. The Company offers complex products that may contain undetected defects or errors, particularly when first introduced or as new versions are released. The Company may not discover such defects, errors or operational problems until after a product has been released and used by the customer. Significant costs may be incurred to correct undetected defects, errors or operational problems in the Company's products and these defects, errors or operational problems could result in future lost sales. Defects, errors or operational problems in the Company's products also may result in product liability claims, which could cause adverse publicity and impair their market acceptance.

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

           The Company's products are designed to support signaling system #7 ("SS7"), SIGTRAN, SIP, and Diameter protocols. If future networks do not utilize these protocols, and the Company is unable to adapt its products to work with other appropriate signaling protocols, its products will become less competitive or obsolete. A reduction in the demand for these products could adversely affect the Company's business and operating results.

           The Company's competitors may be able to develop more quickly or adapt faster to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products. Some of the Company's competitors have longer operating histories, larger customer bases, longer standing relationships with customers, greater name recognition and significantly greater financial, technical, marketing, customer service, public relations, distribution and other resources. New competitors continue to emerge, which may create pricing pressure and reduce the Company's market share. In addition, some of the Company's customers, may in the future, decide to internally develop their own solutions instead of purchasing them from the Company. Increased competition could force the Company to lower its prices or take other actions to differentiate its products.

           The Company's recent growth in certain areas has strained its managerial and operational resources. The Company's continued growth may further strain its resources, which could hurt its business and results of operations. There can be no assurance that the Company's managers will be able to manage growth effectively. To manage future growth, the Company's management must continue to improve the Company's operational, IT and financial systems, procedures and controls and expand, train, retain and manage its employee base. If the Company's systems, procedures and controls are inadequate to support its operations, the Company's expansion could slow or come to a halt, and it could lose its opportunity to gain significant market share. Any inability to manage growth effectively could materially harm the Company's business, results of operations and financial condition.

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

           Geopolitical, economic and military conditions could directly affect the Company's operations. The outbreak of diseases, such as severe acute respiratory syndrome ("SARS") or avian flu have curtailed and may in the future curtail travel to and from certain countries. Restrictions on travel to and from these and other regions on account of additional incidents of diseases, such as SARS or avian flu could have a material adverse effect on the Company's business, results of operations, and financial condition. The continued threat of terrorism around the world and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to the Company's business. To the extent that such disruptions result in delays or cancellations of customer orders, or the manufacture or shipment of the Company's products, the Company's business, operating results and financial condition could be materially and adversely affected. More recently, the United States military involvement in overseas operations including, for example, the war in Iraq and other armed conflicts throughout the world, could have a material adverse effect on the Company's business, results of operations, and financial condition.

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

           In August 2005, the Waste Electrical and Electronic Equipment Directive (the "WEEE Directive") became effective in the European Union. The WEEE Directive requires producers of certain electrical and electronic equipment to be financially responsible for the future disposal costs of this equipment sold within the European Union. In July 2006, the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (the "RoHS Directive") will become effective in the European Union. The RoHS Directive restricts the use of certain hazardous substances, including mercury, lead, cadmium, hexavalent chromium, and certain flame retardants, in the construction of component parts of certain electrical and electronic equipment sold within the European Union. The Company is currently making preparations to comply with these directives to the extent applicable to the hardware contained in its solutions. As part of this process, the Company will need to ensure that it has a supply of compliant components from its suppliers. Ensuring compliance with these directives and integrating compliance activities with suppliers will result in additional costs to the Company and may result in disruptions to operations. The Company cannot currently estimate the extent of such additional costs or potential disruptions. However, to the extent that any such costs or disruptions are substantial, the Company's financial results could be materially and adversely affected.

           All of the Company's products are of US origin and are classified under the US export regulations such that currently no licenses are required to export to the countries with which the Company currently conducts business. In the future, the Company may be required to obtain export licenses and other authorizations from applicable governmental authorities for certain countries within which it conducts business. The failure to receive any required license or authorization would hinder the Company's ability to sell its products and could adversely affect the Company's business, results of operations, financial condition, and could subject the Company to civil and criminal penalties. Export laws and regulations are revised from time to time and can be extremely complex in their application. If the Company is found not to have complied with applicable export control laws, the Company may be penalized by, among other things, having its ability to receive export licenses curtailed or eliminated. The Company's failure to comply with applicable export laws would hinder its ability to sell its products and could materially and adversely affect its business, financial condition and results of operations.

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

           The Company's success is dependent on recruiting and retaining key management and highly skilled technical, managerial, sales, and marketing personnel. The market for highly skilled personnel remains very competitive. The Company has in the past and may in the future experience difficulty in recruiting or retaining qualified personnel due to, among other reasons, the market demand or constraints on the Company's ability to use equity compensation due to recent changes in accounting rules. The Company's ability to attract and retain employees also may be affected by cost control actions, which in the past and may again in the future, include reductions in the Company's workforce and the associated reorganization of operations. If the costs of attracting and retaining qualified personnel increase significantly, the Company's financial results could be materially and adversely affected.

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

           The Company issues stock options as a key component of its overall compensation. There is growing pressure on public companies from shareholders generally and various organizations to reduce the rate at which companies, including the Company, issue stock options to employees, which may make it more difficult to obtain shareholder approval of equity compensation plans when required. In addition, FASB has adopted changes to generally accepted accounting principles ("GAAP") that will require the Company to adopt a different method of determining the compensation expense for its employee stock options and employee stock purchase plan beginning in the first quarter of fiscal year 2006. As a result, the Company has terminated its employee stock purchase plan. In addition, the Company believes expensing stock options will increase shareholder pressure to limit future option grants and could make it more difficult for the Company to grant stock options to employees in the future. As a result, the Company may lose top employees to non-public, start-up companies or may generally find it more difficult to attract, retain and motivate employees, either of which could materially and adversely affect the Company's business, results of operations and financial condition.

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


ITEM 4.  CONTROLS AND PROCEDURES.

(a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of July 31, 2005. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of July 31, 2005.

(b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended July 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II


ITEM 1.  LEGAL PROCEEDINGS.

           From time to time, the Company is subject to claims in legal proceedings arising in the normal course of its business. The Company does not believe that it is currently party to any pending legal actions that could reasonably be expected to have a material adverse effect on its business, financial condition and results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           At the Company's annual meeting of shareholders held on June 15, 2005, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, the following matters were voted upon by shareholders:

           1. The election of nine directors to serve as the Board of Directors of the Company until the next annual meeting of shareholders and the election of their qualified successors.

           2. A proposal to adopt the Company's 2005 Stock Incentive Compensation Plan, under which up to 1,000,000 shares of the Company's common stock, no par value, may be issued as equity-based compensation to employees, directors and consultants of the Company and its subsidiary and affiliates.

           3. A proposal to ratify the engagement of Deloitte & Touche LLP as independent registered public accounting firm of the Company for the year ending January 31, 2006.

           The nominees for directors were elected based upon the following votes:

  Nominee                         Votes For                 Votes Withheld

Kobi Alexander                    37,084,720                    5,548,107
Paul D. Baker                     37,307,939                    5,324,888
Michael J. Chill                  41,576,390                    1,056,437
Ron Hiram                         40,963,226                    1,669,601
Yaacov Koren                      37,490,779                    5,142,048
David Kreinberg                   36,078,767                    6,554,060
Rex McWilliams                    36,845,652                    5,787,175
Shawn K. Osborne                  37,335,414                    5,297,413
Paul L. Robinson                  37,308,239                    5,324,588

           The adoption of the Company's 2005 Stock Incentive Compensation Plan was approved as follows:

                  Votes for Approval - 34,847,108

                  Votes Against - 6,334,773

                  Abstentions - 2,162

           The ratification of the engagement of Deloitte & Touche LLP as independent registered public accounting firm of the Company for the year ending January 31, 2006 was approved as follows:

                  Votes for Approval - 41,191,796

                  Votes Against - 1,439,990

                  Abstentions - 1,041

ITEM 6.  EXHIBITS.

(a)  Exhibit Index.
     --------------

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


                                        ULTICOM, INC.


Dated:   September 8, 2005              /s/ Shawn K. Osborne
                                        ----------------------------------------
                                        Shawn K. Osborne
                                        President and Chief Executive Officer


Dated:   September 8, 2005              /s/ Mark A. Kissman
                                        ----------------------------------------
                                        Mark A. Kissman
                                        Vice President of Finance and
                                        Chief Financial Officer