Form 10-Q
period 2005-10-31
ULTICOM INC
filed 2005-12-12
CIK 1103184

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended October 31, 2005

                                       or

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


               The number of shares of Common Stock, no par value,
                outstanding as of December 1, 2005 was 43,281,649

                               TABLE OF CONTENTS
                               -----------------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
                                                                           Page
                                                                           ----

    1.   Condensed Consolidated Balance Sheets as
         of January 31, 2005 and October 31, 2005                            2

    2.   Condensed Consolidated Statements of Income
         for the Three and Nine-Month Periods ended
         October 31, 2004 and 2005                                           3

    3.   Condensed Consolidated Statements of Cash Flows
         for the Nine-Month Periods ended October 31,
         2004 and 2005                                                       4


    4.   Notes to Condensed Consolidated Financial Statements                5


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                     10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK.                                                       25


ITEM 4.  CONTROLS AND PROCEDURES.                                           26

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.                                                  27

ITEM 6. EXHIBITS.                                                           27

SIGNATURES                                                                  28

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         ULTICOM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            JANUARY 31,      OCTOBER 31,
                                                                               2005*            2005
                                                                               -----            ----
                                                                                             (UNAUDITED)
                                     ASSETS
 CURRENT ASSETS:
      Cash and cash equivalents                                            $   19,372       $   21,186
      Short-term investments                                                  227,300          243,747
      Accounts receivable, net                                                 11,062           11,798
      Inventories                                                               1,286              936
      Prepaid expenses and other current assets                                 3,558            7,465
                                                                           -----------      -----------
           Total current assets                                               262,578          285,132
      Property and equipment, net                                               2,274            2,926
      Investments                                                               5,375               --
      Other assets                                                              1,765            2,025
                                                                           -----------      -----------
           Total assets                                                    $  271,992       $  290,083
                                                                           ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
       Accounts payable and accrued expenses                               $   11,966       $   11,356
       Deferred revenue                                                         4,462            3,091
                                                                           -----------      -----------
           Total current liabilities                                           16,428           14,447
                                                                           -----------      -----------

 SHAREHOLDERS' EQUITY:
      Undesignated stock, no par value, 10,000,000 shares authorized,
         no shares issued and outstanding                                          --               --
      Common stock, no par value, 200,000,000 shares authorized,
         43,101,804 and 43,268,392 shares issued and outstanding                   --               --
      Additional paid-in capital                                              216,490          217,702
      Retained earnings                                                        39,840           55,084
      Accumulated other comprehensive income (loss)                              (766)           2,850
                                                                           -----------      -----------
           Total shareholders' equity                                         255,564          275,636
                                                                           -----------      -----------
           Total liabilities and shareholders' equity                      $  271,992       $  290,083
                                                                           ===========      ===========

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

                         ULTICOM, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       NINE MONTHS ENDED            THREE MONTHS ENDED
                                                  OCTOBER 31,    OCTOBER 31,     OCTOBER 31,   OCTOBER 31,
                                                    2004             2005          2004            2005
                                                    ----             ----          ----            ----

Sales                                            $  46,310        $ 44,453       $ 17,034        $ 15,255
Cost of sales                                       10,786          11,122          3,749           4,307
                                                 ----------       ---------      ---------       ---------
Gross profit                                        35,524          33,331         13,285          10,948

Operating expenses:
    Research and development                         7,918           9,344          2,573           2,961
    Selling, general and administrative             13,246          12,134          4,304           4,217
                                                 ----------       ---------      ---------       ---------

Income from operations                              14,360          11,853          6,408           3,770
Interest and other income, net                       2,130           5,849            996           2,987
                                                 ----------       ---------      ---------       ---------


Income before income tax provision                  16,490          17,702          7,404           6,757
Income tax provision (benefit)                       5,444           2,458          2,537            (935)
                                                 ----------       ---------      ---------       ---------

Net income                                       $  11,046        $ 15,244       $  4,867        $  7,692
                                                 ==========       =========      =========       =========

Earnings per share:
    Basic                                        $    0.26        $   0.35       $   0.11        $   0.18
                                                 ==========       =========      =========       =========
    Diluted                                      $    0.25        $   0.35       $   0.11        $   0.17
                                                 ==========       =========      =========       =========

The accompanying notes are an integral part of these financial statements.

                         ULTICOM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                     NINE MONTHS ENDED
                                                                                 OCTOBER 31,    OCTOBER 31,
                                                                                     2004          2005
                                                                                     ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $  11,046     $  15,244
Adjustments to reconcile net income to net cash provided by
operating activities:
   Depreciation and amortization                                                      1,149         1,166
   Deferred income tax provision                                                      2,453            63
   Realized gain on sale of investments                                                   -          (875)
Changes in operating assets and liabilities:
   Accounts receivable, net                                                          (2,404)         (736)
   Inventories                                                                         (623)          350
   Prepaid expenses and other current assets                                          3,011        (4,134)
   Accounts payable and accrued expenses                                               (870)         (360)
   Deferred revenue                                                                    (465)       (1,371)
   Other, net                                                                           (52)         (347)
                                                                                  ----------    ----------
        Net cash provided by operating activities                                    13,245         9,000
                                                                                  ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                               (1,053)       (1,818)
   Maturities and sales (purchases) of investments, net                              (8,312)       (6,330)
                                                                                  ----------    ----------
        Net cash used in investing activities                                        (9,365)       (8,148)
                                                                                  ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock in connection with
     exercise of stock options and employee stock purchase plan                       5,076           962
                                                                                  ----------    ----------
        Net cash provided by financing activities                                     5,076           962
                                                                                  ----------    ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             8,956         1,814

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        6,316        19,372
                                                                                  ----------    ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $  15,272     $  21,186
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

           BASIS OF PRESENTATION - The accompanying financial information should be read in conjunction with the financial statements, including the notes thereto, for the year ended January 31, 2005. The condensed consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three-month and nine-month periods ended October 31, 2005 are not necessarily indicative of the results to be expected for the full year.

           RECLASSIFICATIONS - Certain prior period amounts have been reclassified to conform to the manner of presentation in the current year.

           In connection with the preparation of the Company's Annual Report on Form 10-K for the year ended January 31, 2005, the Company concluded that it was appropriate to classify investments in Auction Rate Securities ("ARS") as short-term investments. ARS generally have long-term stated maturities; however, these investments have characteristics similar to short-term investments because at pre-determined intervals, generally every 7 to 90 days, there is a new auction process at which these securities are reset to current interest rates. Previously, such investments had been classified as cash and cash equivalents due to their liquidity and pricing reset feature. Accordingly, the Company has revised the classification to report these securities as short-term investments in the Condensed Consolidated Balance Sheets. The Company reclassified approximately $171,940,000 of investments in ARS as of October 31, 2004, that were previously included in cash and cash equivalents to short-term investments. The Company also reclassified accrued interest related to investments in ARS of approximately $191,000 as of October 31, 2004, from cash and cash equivalents to prepaid expenses and other current assets.

           The Company has also revised the presentation of the Consolidated Statements of Cash Flows for the period ended October 31, 2004 to reflect the purchases and sales of ARS as investing activities rather than as a component of cash and cash equivalents, which is consistent with the presentation for the period ended October 31, 2005. In the previously reported Consolidated Statements of Cash Flows for the period ended October 31, 2004, net cash used in investing activities related to these short-term investments of approximately $49,691,000 were included in cash and cash equivalents and net cash used in operating activities related to prepaid expenses and other current assets of approximately $43,000 were also included in cash and cash equivalents. This change in classification did not materially affect previously reported cash flows from operations, and did not change previously reported cash flows from financing activities in the Consolidated Statements of Cash Flows or previously reported Consolidated Statements of Operations for any period.

           SALES - Sales for the nine-month periods ended October 31, 2004 and 2005 consisted of product revenues of approximately $41,367,000 and $38,428,000, respectively, and service revenues of approximately $4,943,000 and $6,025,000, respectively. Sales for the three-month periods ended October 31, 2004 and 2005 consisted of product revenues of approximately $15,240,000 and $13,294,000, respectively, and service revenues of approximately $1,794,000 and $1,961,000, respectively.

           GAIN ON SETTLEMENT - During the nine-month period ended October 31, 2005, the Company recorded a gain of approximately $828,000 resulting from the settlement of a breach of contract claim. The Company has recorded the settlement as a reduction of selling, general and administrative expenses during the nine-month period ended October 31, 2005.

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

           Pro forma information regarding net income (loss) and net earnings
(loss) per share is required by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". Under SFAS No. 123, the Company estimated the fair value of employee stock options utilizing the Black-Scholes option valuation model, using appropriate assumptions, as required under accounting principles generally accepted in the United States of America. The Black-Scholes model was developed for use in estimating the fair value of traded options and does not consider the non-traded nature of employee stock options, vesting and trading restrictions, lack of transferability or the ability of employees to forfeit the options prior to expiry. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the recommended models are under evaluation to provide a reliable single measure of the fair value of the Company's employee stock options.

           The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation for the nine-month and the three-month periods ended October 31, 2004 and 2005:

                                                                 NINE MONTHS ENDED           THREE MONTHS ENDED
                                                                    OCTOBER 31,                  OCTOBER 31,

                                                                 2004          2005           2004         2005
                                                                 ----          ----           ----         ----

      Net income, as reported                                  $ 11,046     $ 15,244       $  4,867     $  7,692

      Deduct: Total stock-based employee compensation
      expense determined under fair value based method
      for all awards, net of related tax effects                 (2,293)      (1,575)          (746)        (508)
                                                               ---------    ---------      ---------    ---------

      Pro forma net income                                     $  8,753     $ 13,669       $  4,121     $  7,184
                                                               =========    =========      =========    =========
      Earnings per share:

      Basic - as reported                                      $   0.26     $   0.35       $   0.11     $   0.18
      Basic - pro forma                                        $   0.21     $   0.32       $   0.10     $   0.17

      Diluted - as reported                                    $   0.25     $   0.35       $   0.11     $   0.17
      Diluted - pro forma                                      $   0.20     $   0.31       $   0.09     $   0.16

           COMPREHENSIVE INCOME - For the nine-month periods ended October 31, 2004 and 2005, total comprehensive income was approximately $11.0 million and $18.9 million, respectively and for the three-month periods ended October 31, 2004 and 2005 was approximately $5.2 million and $8.1 million, respectively. The elements of comprehensive income include net income, unrealized gains/losses on available for sale securities, and foreign currency translation adjustments.

           INCOME TAX PROVISION (BENEFIT) - During the three-month period ended October 31, 2005, the Company recorded approximately $3.0 million favorable tax benefit related to the reversal of tax reserves previously established for certain business credits, the reconciliation of the book provision to prior year tax return, and the related impact to interest income.

           EARNINGS PER SHARE - For the nine-month and three-month periods ended October 31, 2004 and 2005, the computation of basic earnings per share is based on the weighted average number of outstanding common shares. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential common shares outstanding (consisting entirely of stock options). The shares used in the computations are as follows:

                                 NINE MONTHS ENDED        THREE MONTHS ENDED
                                   OCTOBER 31,               OCTOBER 31,
                                 2004       2005           2004       2005
                                 ----       ----           ----       ----
                                              (In thousands)

                  Basic         42,435     43,190         42,713     43,256
                  Diluted       43,740     44,178         44,114     44,204

           In computing diluted earnings per share, 861,317 and 812,371 options to purchase shares of common stock were excluded from the computations for the nine-month periods ended October 31, 2004 and 2005, respectively, and 827,324 and 810,755 options to purchase shares of common stock were excluded from the computations for the three-month periods ended October 31, 2004 and 2005, respectively. These options were excluded because the exercise prices of such options were greater than the average market price of the Company's common stock during the respective periods.

           RELATED PARTY TRANSACTIONS - The Company sells products and provides services to other subsidiaries of CTI. For the nine-month periods ended October 31, 2004 and 2005, sales to related parties were approximately $4.5 million and $4.2 million, respectively, and for the three-month periods ended October 31, 2004 and 2005, sales to related parties were approximately $1.7 million and $2.1 million, respectively.

           As of January 31, 2005 and October 31, 2005, amounts due from subsidiaries of CTI were approximately $1.4 million and $0.9 million, respectively, and are recorded within accounts receivable, net.

           The Company has a corporate services agreement with CTI. Under this agreement, CTI provides the Company various administrative and consulting services. The Company has agreed to pay to CTI a quarterly fee of $150,000, payable in arrears at the end of each fiscal quarter, in consideration for all services provided by CTI during such fiscal quarter. The Company was charged $450,000 and $150,000, respectively, in each of the nine-month and three-month periods ended October 31, 2004 and 2005 for services provided by CTI. In addition, the Company has agreed to reimburse CTI for any out-of-pocket expenses incurred, if any, by CTI in providing the services. The agreement is currently in effect until January 31, 2006 and extends for additional twelve-month periods unless terminated by either party.

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

           In March 2004, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which provides additional guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. In November 2005, the FASB released FASB Staff Position FAS 115-1 and FAS 124-1 (the "FSP"), which reverts to other-than-temporary impairment guidance that predated the original effective date of Issue 03-1; that said, the FSP carries forward other elements of Issue 03-1. The FSP applies to reporting periods beginning after December 15, 2005. The Company is currently evaluating the impact of the FSP; however, the adoption of the FSP in its current form is not expected to have a material effect on the Company's consolidated financial statements.

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

                              Results of Operations

Summary of Results

Consolidated results of operations in dollars and as a percentage of sales for each of the nine-month and three-month periods ended October 31, 2004 and 2005 were as follows:

                                                             Nine Months ended
                                                       (in thousands, except percentages)
                                                                (Unaudited)
                                          October 31,    % of    October 31,  % of                  %
                                              2004       sales     2005       sales   Variance  variance
                                              ----       -----     ----       -----   --------  --------

Sales                                       $ 46,310     100%    $ 44,453     100%    $(1,857)     (4)%
Cost of sales                                 10,786      23%      11,122      25%        336       3%
                                            ---------   ------   ---------   ------   --------    ------
Gross profit                                  35,524      77%      33,331      75%     (2,193)     (6)%
Operating expenses:
    Research and development                   7,918      17%       9,344      21%      1,426      18%
    Selling, general and administrative       13,246      29%      12,134      27%     (1,112)     (8)%
                                            ---------   ------   ---------   ------   --------    ------
Income from operations                        14,360      31%      11,853      27%     (2,507)    (17)%
Interest and other income,  net                2,130       5%       5,849      13%      3,719     175%
                                            ---------   ------   ---------   ------   --------    ------
Income before income tax
 provision (benefit)                          16,490      36%      17,702      40%      1,212       7%
Income tax provision (benefit)                 5,444      12%       2,458       6%     (2,986)    (55)%
                                            ---------   ------   ---------   ------   --------    ------

Net income                                  $ 11,046      24%    $ 15,244      34%    $ 4,198      38%
                                            =========   ======   =========   ======   ========    ======

Effective tax rate                               33%                  14%

                             ** TABLE CONTINUED **

                                                           Three Months ended
                                                    (in thousands, except percentages)
                                                              (Unaudited)
                                           October 31,  % of    October 31,  % of                   %
                                              2004      sales      2005      sales   Variance    variance
                                              ----      -----      ----      -----   --------    --------

Sales                                       $ 17,034     100%   $ 15,255     100%   $(1,779)       (10)%
Cost of sales                                  3,749      22%      4,307      28%       558         15 %
                                            ---------   ------  ---------   ------  --------      ------
Gross profit                                  13,285      78%     10,948      72%    (2,337)       (18)%
Operating expenses:
    Research and development                   2,573      15%      2,961      19%       388         15 %
    Selling, general and administrative        4,304      25%      4,217      28%       (87)        (2)%
                                            ---------   ------  ---------   ------  --------      ------
Income from operations                         6,408      38%      3,770      25%    (2,638)       (41)%
Interest and other income,  net                  996       6%      2,987      20%     1,991        200 %
                                            ---------   ------  ---------   ------  --------      ------
Income before income tax
 provision (benefit)                           7,404      43%      6,757      44%      (647)        (9)%
Income tax provision (benefit)                 2,537      15%      (935)     (6)%    (3,472)      (137)%
                                            ---------   ------  ---------   ------  --------      ------
Net income                                  $  4,867      29%    $ 7,692      50%   $ 2,825         58 %
                                            =========   ======  =========   ======  ========      ======

Effective tax rate                               34%               (14)%

                              ** TABLE COMPLETE **

NINE-MONTH AND THREE-MONTH PERIODS ENDED OCTOBER 31, 2005 COMPARED WITH NINE-MONTH AND THREE-MONTH PERIODS ENDED OCTOBER 31, 2004

           SALES. Sales for the nine-month and three-month periods ended October 31, 2005 decreased by approximately $1.9 million, or approximately 4%, and approximately $1.8 million, or approximately 10%, to approximately $44.5 million and approximately $15.3 million, respectively, when compared with the nine-month and three-month periods ended October 31, 2004. The dollar decrease is primarily attributable to a lower volume of product sales and deployments by our customers of our Signalware products, which is partially offset by higher services revenues from new and existing deployments of our Signalware products. Sales to international customers represented approximately 71% and 77%, respectively, of sales for the nine-month and three-month periods ended October 31, 2005 and approximately 77% and 75%, respectively, of sales for the nine-month and three-month periods ended October 31, 2004.

           COST OF SALES. Cost of sales for the nine-month period ended October 31, 2005 increased by approximately $0.3 million, or approximately 3%, to approximately $11.1 million, when compared with the nine-month period ended October 31, 2004. The dollar increase is primarily attributable to increased material and production costs of approximately $0.2 million and personnel-related and other costs of approximately $0.1 million, when compared with the corresponding 2004 period. Gross margins (expressed as a percentage of sales) decreased to approximately 75% for the nine-month period ended October 31, 2005 from approximately 77% for the corresponding 2004 period. The percentage decrease is primarily due to increased sales of lower margin products, which may continue in future quarters. Cost of sales for the three-month period ended October 31, 2005 increased by approximately $0.6 million, or approximately 15%, to approximately $4.3 million, when compared with the three-month period ended October 31, 2004. The dollar increase is primarily attributable to increased material and production costs of approximately $0.3 million and personnel-related and other costs of approximately $0.3 million, when compared with the corresponding 2004 period. Gross margins (expressed as a percentage of sales) decreased to approximately 72% for the three-month period ended October 31, 2005 from approximately 78% for the corresponding 2004 period. The percentage decrease is primarily due to increased sales of lower margin products, which may continue in future quarters.

           RESEARCH AND DEVELOPMENT. Research and development expenses for the nine-month period ended October 31, 2005 increased by approximately $1.4 million, or approximately 18%, to approximately $9.3 million, and as a percentage of sales, increased to approximately 21% from approximately 17%, when compared with the nine-month period ended October 31, 2004. The dollar increase is primarily attributable to higher personnel-related and other costs of approximately $1.4 million, when compared with the corresponding 2004 period. Research and development expenses for the three-month period ended October 31, 2005 increased by approximately $0.4 million, or approximately 15%, to approximately $3.0 million, and as a percentage of sales, increased to approximately 19% from approximately 15%, when compared with the three-month period ended October 31, 2004. The dollar increase is primarily attributable to higher personnel-related and other costs of approximately $0.4 million, when compared with the corresponding 2004 period.

           SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the nine-month period ended October 31, 2005 decreased by approximately $1.1 million, or approximately 8%, to approximately $12.1 million, and as a percentage of sales, decreased to approximately 27% from approximately 29%, when compared with the nine-month period ended October 31, 2004. The dollar decrease is primarily attributable to a decrease of approximately $0.7 million in professional services fees related to a gain of approximately $0.8 million resulting from the settlement of a breach of contract claim, approximately $0.4 million in sales commission costs and approximately $0.4 million in personnel-related costs, which is partially offset by an increase in travel and other miscellaneous costs of approximately $0.3 million and marketing costs of approximately $0.1 million, when compared with the corresponding 2004 period. Selling, general and administrative expenses for the three-month period ended October 31, 2005 decreased by approximately $0.1 million, or approximately 2%, to approximately $4.2 million, and as a percentage of sales, increased to approximately 28% from approximately 25%, when compared with the three-month period ended October 31, 2004. The dollar decrease is primarily attributable to a decrease of approximately $0.1 million in personnel-related and other costs, when compared with the corresponding 2004 period.

           INTEREST AND OTHER INCOME, NET. Interest and other income, net for the nine-month period ended October 31, 2005 increased by approximately $3.7 million, or approximately 175%, to approximately $5.8 million, when compared with the nine-month period ended October 31, 2004. The dollar increase is a result of higher interest income earned on investments of approximately $2.0 million, realized gains of approximately $0.9 million on the sale of equity investments, reduction of interest expense and other income of $0.5 million, and lower realized losses of approximately $0.3 million when compared with the corresponding 2004 period. Interest and other income, net for the three-month period ended October 31, 2005 increased by approximately $2.0 million, or approximately 200%, to approximately $3.0 million, when compared with the three-month period ended October 31, 2004. The dollar increase is a result of higher interest income earned on investments of approximately $0.8 million, realized gains of approximately $0.9 million on the sale of equity investments, and reduction of interest expense of approximately $0.4 million related to tax benefits recorded during the period, which is partially offset by foreign currency losses of approximately $0.1 million, when compared with the corresponding 2004 period.

           INCOME TAX PROVISION (BENEFIT). Provision for income taxes for the nine-month period ended October 31, 2005 decreased by approximately $3.0 million, or approximately 55%, to approximately $2.5 million, when compared with the nine-month period ended October 31, 2004. Provision for income taxes for the three-month period ended October 31, 2005 decreased by approximately $3.5 million, or approximately 137%, to approximately $(0.9) million, when compared with the three-month period ended October 31, 2004. During the three-month period ended October 31, 2005, the Company recorded approximately $2.6 million favorable tax benefit related to the reversal of tax reserves previously established for certain business credits and the reconciliation of the book provision to prior year tax return. The Company's overall effective tax rate was approximately 14% and (14)%, respectively, for the nine-month and three-month periods ended October 31, 2005 and approximately 33% and 34%, respectively, for the nine-month and three-month periods ended October 31, 2004. Excluding the effect of the tax adjustments noted above, the Company's overall effective tax rate was 29% for the nine-month period ended October 31, 2005.

           NET INCOME. Net income for the nine-month period ended October 31, 2005 increased by approximately $4.2 million, or approximately 38%, to approximately $15.2 million, and as a percentage of sales, increased to approximately 34% from approximately 24%, when compared with the nine-month period ended October 31, 2004. Net income for the three-month period ended October 31, 2005 increased by approximately $2.8 million, or approximately 58%, to approximately $7.7 million, and as a percentage of sales, increased to approximately 50% from approximately 29%, when compared with the three-month period ended October 31, 2004. The changes are primarily attributable to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

           The Company had working capital at October 31, 2005 and January 31, 2005 of approximately $270.7 million and $246.2 million, respectively. At October 31, 2005 and January 31, 2005, the Company had cash and cash equivalents and short-term investments of approximately $264.9 million and $246.7 million, respectively.

           Operations for the nine-month periods ended October 31, 2005 and 2004, after adjustment for non-cash items, provided cash of approximately $16.5 million and $14.6 million, respectively. During such periods, other changes in operating assets and liabilities used cash of approximately $7.5 million and $1.4 million, respectively.

           Investing activities for the nine-month periods ended October 31, 2005 and 2004 used cash of approximately $8.1 million and $9.4 million, respectively. These amounts include (i) purchases of property and equipment of approximately $1.8 million and $1.1 million, respectively; and (ii) net maturities and sales (purchases) of investments, of approximately $6.3 million and $8.3 million, respectively.

           Financing activities for the nine-month periods ended October 31, 2005 and 2004 provided cash of approximately $1.0 million and $5.1 million, respectively, related to proceeds from the issuance of common stock in connection with the exercise of stock options and employee stock purchase plan.

           Although there are no present commitments or agreements with respect to acquisitions of other businesses, products or technologies, the Company may in the future pursue such transactions to expand its business and the products and services it offers. Any material acquisition may require the Company to utilize cash reserves or to incur debt or issue equity securities. Any equity financing may dilute existing shareholders, and debt financing, if available, may involve significant restrictive covenants. The Company cannot assure that such financing will be extended on terms acceptable to the Company or at all. In addition, there can be no assurance as to whether or when any acquired business would contribute positive operating results commensurate with the associated investment.

           The Company believes that its existing cash balances will be sufficient to meet anticipated cash needs for working capital, capital expenditures and other activities for the foreseeable future. Thereafter, if current sources are not sufficient to meet the Company's needs, it may seek debt or equity financing.

CERTAIN TRENDS AND UNCERTAINTIES

           The Company's business is particularly dependent on, and the Company derives substantially all of its revenue from, the communications industry, which appears to be emerging from a challenging capital spending environment. Although the capital spending environment in the communications industry has improved, business conditions currently are weaker than in prior quarters and if capital spending and technology purchasing by the Company's customers does not continue to improve or if they decline, revenue may stagnate or decrease, and the Company's operating results will be adversely affected. Because a significant proportion of the Company's sales occur in the late stages of a quarter, a delay, cancellation or other factor resulting in the postponement or cancellation of a sale may cause the Company to miss its financial projections, which may not be discernible until the end of a financial reporting period. Future results may differ materially from recent results and past reported results should not be considered as an indication of future performance. For these reasons and the risk factors outlined below, it has been and continues to be very difficult for the Company to accurately forecast future revenues and operating results.

           The success of the Company's business is dependent upon, in part, the development of new products and services, the acceptance of these new products and services by communication service providers and other customers and the corresponding risks associated with the development, marketing, and adoption of these new products as discussed below. In the past, communication service providers have reduced their actual and planned expenditures to expand their networks and delayed and reduced the deployment of services. A number of communication service providers still report the existence of conditions of excess capacity in certain markets and have delayed the planned introduction of new services. The Company's sales to equipment manufacturers and application developers who supply the communications industry have been adversely affected by the past slowdown of infrastructure purchases by communication service providers and by declines in technology expenditures. While there has recently been an increase in such purchases, the return of diminished purchases may have an adverse effect on the Company's future results. In addition to loss of revenue, a return to weakness in the communications industry will affect the Company's business by increasing the risks of credit or business failures of suppliers, customers or distributors, by delays and defaults in customer or distributor payments, and by price reductions instituted by competitors to retain or acquire market share.

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

           A limited number of customers have contributed a significant percentage of the Company's revenues; with 66% of the Company's sales derived from only three customers for the nine-month period ended October 31, 2005. The Company anticipates that its operating results in any given period will continue to depend significantly upon revenues from a small number of customers. The deferral or loss of one or more significant orders from any of these customers could have a material adverse effect on the Company's business and operating results.

           To the extent that the Company's customer base consolidates as a result of the announcements of several mergers in the communications industry, the Company may have an increased dependence on a few customers who may be able to exert increased pressure on the Company's prices and contractual terms in general. Consolidation also may result in the loss of both existing and potential customers of the Company.

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

           Currently, the Company accounts for employee stock options in accordance with Accounting Principles Board ("APB") Opinion No. 25 and related Interpretations, which provide that any compensation expense relative to employee stock options be measured based on intrinsic value of the stock options. As a result, when options are priced at or above fair market value of the underlying common stock on the date of the grant, as currently is the Company's practice, the Company incurs no compensation expense. In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123 (Revised 2004), "Share-Based Payment", ("SFAS No. 123(R)") which revises SFAS No. 123 and supersedes APB Opinion No. 25. In April 2005, the SEC amended Regulation S-X to modify the date for compliance with SFAS No. 123(R). The provisions of SFAS No. 123(R) must be applied beginning with the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005, which for the Company is February 1, 2006 (the "Effective Date"). SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. Beginning on the Effective Date, the Company must (i) expense all options granted after the Effective Date over the applicable vesting period, and (ii) expense the non-vested portions of existing option grants going forward over their remaining vesting period. Compensation expense for the non-vested portions of existing option grants as of the Effective Date will be recorded based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. Under SFAS No. 123(R), the Company is required to adopt a fair value-based method for measuring the compensation expense related to employee stock and stock options awards, which will lead to substantial additional compensation expense. Any such expense, although it will not affect the Company's cash flows, will have a material negative impact on the Company's reported results of operations.

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

           The Company continues to examine opportunities for growth through merger and acquisitions. Mergers and acquisitions may result in use of the Company's cash resources, amortization expenses related to intangible assets, and issuances of equity securities, which may result in a dilution of existing stockholders, and the Company may be negatively impacted by the assumption of liabilities of the merged or acquired company.

           Mergers and acquisitions could expose the Company to a number of risks including:

          o the impact of known potential liabilities or unknown liabilities associated with the acquired companies;

          o the difficulty of assimilating the operations, personnel and customers of the acquired companies into the Company's operations and business;

          o the potential disruption of the Company's ongoing business and distraction of management;

          o the difficulty of integrating acquired technology and rights into the Company's services and unanticipated expenses related to such integration;

          o the failure to successfully develop acquired technology, resulting in the impairment of amounts currently capitalized as intangible assets;

          o the potential for patent, trademark and other intellectual property infringement claims against the acquired company;

          o the impairment of relationships with customers and partners of the acquired companies or the Company's customers and partners as a result of the integration of acquired operations;

          o the impairment of relationships with employees of the acquired companies or the Company's employees as a result of integration of new management personnel;

          o the difficulty of integrating the acquired company's accounting, management information, human resources and other administrative systems into existing administrative, financial and managerial controls and reporting systems and procedures;

          o the need to implement required controls, procedures and policies at private companies which, prior to acquisition, lacked such controls, procedures and policies;

          o in the case of foreign acquisitions, uncertainty regarding the impact of foreign laws and regulations, currency risks and the particular economic, political and regulatory risks associated with specific countries and the difficulty integrating operations and systems as a result of language, cultural, systems and operational differences;

          o the potential inheritance of the acquired companies' past financial statements with their associated risks;

          o the difficulty of achieving the anticipated synergies from the combined businesses, including marketing, product integration, distribution, product development and other synergies;

          o the potential need to write-down the goodwill of any such transaction in subsequent periods, resulting in charges to operations; and/or

          o possibly failing to retain the acquired or merged companies' key employees and customers.

           In addition, the Company may not be able to identify future suitable merger or acquisition candidates, and even if the Company does identify suitable candidates, it may not be able to make these transactions on commercially acceptable terms, or at all.

           The Company's business is subject to evolving corporate governance and public disclosure regulations that have increased both costs and the risk of noncompliance, which could have an adverse effect on the Company's common stock price. Because the Company's common stock is publicly traded on the Nasdaq stock market, the Company is subject to rules and regulations promulgated by a number of governmental and self-regulated organizations, including the SEC, Nasdaq and the Public Company Accounting Oversight Board, which monitors the accounting practices of public companies. Many of these regulations have only recently been enacted, and continue to evolve, making compliance more difficult and uncertain. In addition, the Company's efforts to comply with these new regulations have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, Section 404 of Sarbanes-Oxley Act of 2002 and related regulations required the Company to include a management assessment of its internal control over financial reporting and auditor attestation of that assessment in its annual report for the Company's fiscal year ending January 31, 2005. While the Company has asserted, in the management assessment of its internal control over financial reporting filed with the Company's Annual Report on Form 10-K, that the Company's internal control over financial reporting is effective as of January 31, 2005 and that no material weaknesses have been identified, the Company must continue to monitor and assess the internal control over financial reporting. The Company cannot provide any assurances that material weaknesses will not be discovered in the future. If, in the future, the Company's management identifies one or more material weaknesses in the internal control over financial reporting that remain unremediated, the Company will be unable to assert that such internal control over financial reporting is effective. If the Company is unable to assert that the internal control over financial reporting is effective for any given reporting period (or if the Company's auditors are unable to attest that the management's report is fairly stated or are unable to express an opinion on the effectiveness of the internal control over financial reporting), the Company could lose investor confidence in the accuracy and completeness of the Company's financial reports, which could have an adverse effect on the Company's common stock price. The effort regarding Section 404 has required, and continues to require, the commitment of significant financial and managerial resources.

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

           Geopolitical, economic and military conditions could directly affect the Company's operations. The outbreak of diseases, such as severe acute respiratory syndrome ("SARS") or avian flu, have curtailed and may in the future curtail travel to and from certain countries. Restrictions on travel to and from these and other regions on account of additional incidents of diseases, such as SARS or avian flu could have a material adverse effect on the Company's business, results of operations, and financial condition. The continued threat of terrorism around the world and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to the Company's business. To the extent that such disruptions result in delays or cancellations of customer orders, the manufacture or shipment of the Company's products, the Company's business, operating results and financial condition could be materially and adversely affected. More recently, the United States military involvement in overseas operations including, for example, the war in Iraq and other armed conflicts throughout the world, could have a material adverse effect on the Company's business, results of operations, and financial condition.

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

           In August 2005, the European Parliament Directive 2002/96/EC (dated 27 January 2003) on Waste Electrical and Electronic Equipment Directive (the "WEEE Directive") became effective in the European Union. The WEEE Directive requires producers of certain electrical and electronic equipment to be financially responsible for the future disposal costs of this equipment sold within the European Union. In July 2006, the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (the "RoHS Directive") will become effective in the European Union. The RoHS Directive restricts the use of certain hazardous substances, including mercury, lead, cadmium, hexavalent chromium, and certain flame retardants, in the construction of component parts of certain electrical and electronic equipment sold within the European Union. The Company is currently assessing the applicability of these Directives, and has begun implementing the WEEE Directive and making preparations and arrangements to comply with the RoHS Directive, in each case, to the extent applicable to the hardware contained in its solutions. As part of this process, the Company will need to ensure that it has a supply of compliant components from its suppliers. Ensuring compliance with these directives and integrating compliance activities with suppliers will result in additional costs to the Company and may result in disruptions to operations. The Company cannot currently estimate the extent of such additional costs or potential disruptions. However, to the extent that any such costs or disruptions are substantial, the Company's financial results could be materially and adversely affected.

           All of the Company's products are of US origin and are classified under the US export regulations such that currently no licenses are required to export to the countries with which the Company currently conducts business. In the future, the Company may be required to obtain export licenses and other authorizations from applicable governmental authorities for certain countries within which it conducts business and to comply with applicable export control laws generally. The failure to receive any required license or authorization would hinder the Company's ability to sell its products and could adversely affect the Company's business, results of operations, financial condition, and could subject the Company to civil and criminal penalties. Export laws and regulations are revised from time to time and can be extremely complex in their application. If the Company is found not to have complied with applicable export control laws, the Company may be penalized by, among other things, having its ability to receive export licenses curtailed or eliminated. The Company's failure to comply with applicable export laws would hinder its ability to sell its products and could materially and adversely affect its business, financial condition and results of operations.

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

           The Company has not declared or paid any cash dividends on its common stock and currently does not expect to pay cash dividends in the near future. Consequently, any economic return to a shareholder may be derived, if at all, from appreciation in the price of the Company's common stock, and not as a result of dividend payments.

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


ITEM 4. CONTROLS AND PROCEDURES.

(a) The Company's management evaluated, with the participation of the Company's principal executive and principal financial officers, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of October 31, 2005. Based on their evaluation, the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of October 31, 2005.

(b) There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended October 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                                          ULTICOM, INC.


Dated:  December 12, 2005                 /s/ Shawn K. Osborne
                                          --------------------------------------
                                          Shawn K. Osborne
                                          President and Chief Executive Officer


Dated:  December 12, 2005                 /s/ Mark A. Kissman
                                          --------------------------------------
                                          Mark A. Kissman
                                          Vice President of Finance and
                                          Chief Financial Officer