Form 10-Q
period 2008-10-31
ULTICOM INC
filed 2009-09-30
CIK 1103184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-30121

ULTICOM, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-2050748
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1020 Briggs Rd. Mt. Laurel, NJ	08054
(Address of principal executive offices)	(Zip Code)

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

☐ Yes     ☒  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes     ☒  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes     ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of Common Stock, no par value, outstanding as of September 10, 2009 was 43,926,643.

TABLE OF CONTENTS

PART I - Financial Information
		Page

Forward Looking Statements		ii

Explanatory Note		iv

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of January 31, 2008 and October 31, 2008	1
	Condensed Consolidated Statements of Operations for the Three and Nine Months ended October 31, 2007 and 2008	2
	Condensed Consolidated Statements of Cash Flows for the Nine Months ended October 31, 2007 and 2008	3
	Notes to Condensed Consolidated Financial Statements	4

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	27

ITEM 4.	Controls and Procedures	28

	PART II - Other Information

ITEM 1.	Legal Proceedings	33

ITEM 1A.	Risk Factors	34

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

ITEM 3.	Defaults Upon Senior Securities	47

ITEM 4.	Submission of Matters to a Vote of Security Holders	47

ITEM 5.	Other Information	47

ITEM 6.	Exhibits	48

Signatures		48

EX-31.1	(CERTIFICATION OF CHIEF EXECUTIVE OFFICER)
EX-31.2	(CERTIFICATION OF CHIEF FINANCIAL OFFICER)
EX-32.1	(CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER)

FORWARD-LOOKING STATEMENTS

Certain statements by Ulticom, Inc. (referred to herein as “Ulticom,” “the Company,” “we,” “our” or “us”) appearing in the Explanatory Note, Item 2 (Management’s Discussion and Analysis of Financial Condition and the Results of Operations) and elsewhere in this Quarterly Report on Form 10-Q constitute “forward-looking statements” for purposes of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “believes,” “potential” or “continue” or the negative thereof or other comparable terminology.

The Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (“Fiscal Year 2008 Form 10-K”), which was filed with the Securities and Exchange Commission (“SEC”) contemporaneously with this Quarterly Report on Form 10-Q on September 30, 2009, included the Company’s consolidated financial statements as of and for the fiscal years ended January 31, 2006, 2007, 2008 and 2009.

As described in the Fiscal Year 2008 Form 10-K, there are numerous risks and uncertainties that could cause actual results and the timing of events to differ materially from those anticipated by the forward-looking statements made therein and in this Quarterly Report on Form 10-Q and that may give rise to future claims and increase our exposure to contingent liabilities. These risks and uncertainties arise from (among other factors):

•

our improper accounting practices identified by the Audit Committee of the Board of Directors (the “Audit Committee”) in the course of its investigations described in this Form 10-Q (the “Audit Committee Investigations”), that necessitated our making restatement adjustments in our consolidated financial statements and have resulted in our inability to file required periodic reports with the Securities and Exchange Commission (“SEC”) since the quarter ended October 31, 2005, caused us to incur substantial accounting, legal and other expenses, and resulted in litigation and governmental enforcement action;

•

our incorrect application of the accounting guidance in AICPA Statement of Position No. 97-2, “Software Revenue Recognition,” for a portion of our revenues (i.e., certain software sales contracts with third-party customers) in each of the fiscal years from fiscal year 1998 through fiscal year 2004 and our incorrect application of accounting principles with respect to the recognition of depreciation expense, that required us to make additional restatement adjustments in our consolidated financial statements as of February 1, 2005;

•

our disclosure controls and procedures were ineffective as of January 31, 2009 and October 31, 2008, due to our inability to timely file our financial reports and because of the material weaknesses in our internal control over financial reporting described in the Fiscal Year 2008 Form 10-K and Item 4 of this Quarterly Report on Form 10-Q;

•

we are subject to a Final Judgment that has been entered in connection with our settlement of a SEC enforcement proceeding that permanently enjoins us from violating Section 17(a) of the Securities Act of 1933, Sections 13(a), 13(b)(2)(A) and (B) and 14(a) of the Securities Exchange Act of 1934 and SEC Rules 13a-1, 13a-11, 13a-13 and 14a-9;

•

our directors and officers liability insurance is unlikely to cover expenses or liabilities relating to our historical improper option-related accounting practices, and could result in significant indemnification liabilities being uninsured, which could have a material adverse effect on our business, financial position, results of operations or cash flows;

•	our common stock is currently listed in the “Pink Sheets” and the over-the-counter market and stockholders may experience limited liquidity due to, among other things, the absence of market makers;
•	we may be unable to list our common stock on The NASDAQ Capital Market or on any other established national securities exchange;
•	we have undergone changes in our capital structure, including, but not limited to changes relating to our payment of a special dividend in April 2009;
•

there are inaccuracies in our historical periodic reports filed with the SEC prior to the Fiscal Year 2008 Form 10-K, and, as indicated in our Current Report on Form 8-K dated April 16, 2006, such reports cannot be relied upon;

•	the interests of our majority shareholder, Comverse Technology, Inc., may not be aligned with the interests of our other shareholders;
•	our dependence on sales of our Signalware products and the possibility of such products becoming outdated because of new technology;
•

our ability to (i) identify and respond to emerging technological trends in our target markets; (ii) develop and maintain competitive solutions that meet customers’ changing needs; and (iii) enhance existing products by adding features and functionality that differentiate our products from those of our competitors;

•

our dependence on a limited number of telecommunication industry customers for a significant percentage of our revenues, which customers may experience difficulties due to the current market environment and reductions in capital spending by telecommunication service providers on projects that incorporate our products;

•	we are subject to aggressive competition which may force us to reduce prices;
•	we hold a large proportion of our assets in cash equivalents and short-term investments in marketable debt securities;
•

our products are dependent upon their ability to operate on and support new hardware and operating systems, signaling systems and protocols of other companies and we are subject to risks associated with the integration of our products with those of equipment manufacturers and application developers and our ability to establish and maintain channel and marketing relationships with leading equipment manufacturers and application developers;

•	our products have long sales cycles and our ability to forecast the timing and amount of product sales is limited;
•	our reliance on a limited number of independent manufacturers to manufacture boards for our products and on a limited number of suppliers for board components;
•

our becoming subject to, defending and resolving allegations or claims of infringement of intellectual property rights; risks associated with others infringing on our intellectual property rights and the inappropriate use by others of our proprietary technology;

•

our dependence on customers outside of the United States for a significant portion of our total revenues and our exposure to particular risks associated with international transactions, including political decisions affecting tariffs and trade conditions, rapid and unforeseen changes in economic conditions in individual countries, turbulence in foreign currency and credit markets, and increased costs resulting from lack of proximity to the customer;

•	our ability to recruit and retain qualified personnel; and
•	the increased difficulty in relying on equity incentive programs to attract and retain talented employees and any associated increase in employment costs.

These risks and uncertainties, as well as other factors, are discussed in greater detail in Item 1A (Risk Factors) in this Form 10-Q and the Fiscal Year 2008 Form 10-K. The Company makes no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made, except where otherwise required by law.

EXPLANATORY NOTE

The improper accounting practices identified by the Audit Committee in the course of the Audit Committee Investigations (as defined below) necessitated certain restatement adjustments in our consolidated financial statements. In addition, the Company’s incorrect application of the accounting guidance in AICPA Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP No. 97-2”), for a portion of its revenues in each of the fiscal years from fiscal year 1998 through fiscal year 2004 and its incorrect application of accounting principles with respect to the recognition of depreciation expense required the Company to make additional restatement adjustments in its consolidated financial statements as of February 1, 2005. As a result, the Company was unable to file periodic reports with the Securities and Exchange Commission (“SEC”) during the period from December 2005 to September 30, 2009.

The Company’s fiscal year begins on February 1 and ends on January 31. The Company’s fiscal year end has been January 31 since the fiscal year ended January 31, 1999 (i.e., fiscal year 1998). Prior to fiscal year 1998, the Company’s annual reporting period was on a calendar year basis (i.e., December 31 year end).

The Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (“Fiscal Year 2008 Form 10-K”), which was filed with the SEC contemporaneously with this Quarterly Report on Form 10-Q on September 30, 2009, contained, among other things:

1) the Company’s consolidated financial statements for the fiscal years ended January 31, 2006, 2007, 2008 and 2009, as well as a Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the fiscal years presented;

2) restatement of certain financial data presented in “Selected Consolidated Financial Data” in Item 6 of the Company’s Fiscal Year 2008 Form 10-K as of and for the fiscal year ended January 31, 2005;

3) disclosures of the results of the Company’s Audit Committee Investigations regarding certain improper option grant-related accounting practices, excess expense accruals and improper deferral of revenues (collectively, the “Audit Committee Investigations”), each of which impacted certain originally reported amounts in the Company’s consolidated financial statements for each of the fiscal years beginning with the fiscal year ended December 31, 1996 and concluding with the fiscal year ended January 31, 2005, and each of which resulted in restatement adjustments; and

4) disclosures of the restatement adjustments to correct material errors resulting from incorrect application of the accounting guidance in SOP No. 97-2, for that portion of the Company’s revenues impacted by SOP No. 97-2 (i.e., certain software sales contracts with third-party customers), for each of the fiscal years from fiscal year 1998 through fiscal year 2004. Also included are disclosures of restatement adjustments to correct errors in the recognition of depreciation expense for each of the fiscal years from fiscal year 1999 through fiscal year 2004.

With the filing of the Fiscal Year 2008 Form 10-K, the Company has provided its audited annual consolidated financial statements for each of the fiscal years ended January 31, 2006, 2007, 2008 and 2009. In addition, the Company is contemporaneously filing this Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 and expects to file on or before October 31, 2009, Quarterly Reports on Form 10-Q for each of the fiscal quarters ended April 30, 2009 and July 31, 2009. The Company does not plan to file Quarterly Reports on Form 10-Q for the fiscal quarters ended April 30, 2006; July 31, 2006; October 31, 2006; April 30, 2007; July 31, 2007; October 31, 2007; April 30, 2008 and July 31, 2008.

The Company has not amended and does not plan to amend its Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q that were filed by the Company since its initial public offering on April 5, 2000 and prior to September 30, 2009, the filing date of the Fiscal Year 2008 Form 10-K. Accordingly, as disclosed in the Company’s Current Report on Form 8-K dated April 16, 2006, the consolidated financial statements and related financial information contained in such previously filed reports should not be relied upon. For the same reason, investors also should not rely on any financial results previously reported in Current Reports on Form 8-K filed prior to September 30, 2009.

Background of Restatement

On March 13, 2006, the Company’s Audit Committee of the Board of Directors (the “Audit Committee”) was informed by the Company's Chief Executive Officer, Shawn Osborne (“Osborne”), that the Company’s majority shareholder, Comverse Technology, Inc., had determined, on a preliminary basis, that the stated dates of certain Comverse Technology, Inc. stock option grants differed from the measurement dates required to be used for purposes of determining the value of such grants, and that a similar issue might exist with respect to option grants made by the Company. That day, the Company's Audit Committee began a review of all matters relating to its historical stock option grant practices, including, but not limited to, the accuracy of the stated dates of option grants and whether proper corporate procedures had been followed with respect to those grants. The Audit Committee retained independent legal counsel, Dickstein Shapiro, LLP (“Dickstein”), who in turn retained AlixPartners, a forensic accounting firm, to analyze the impact such matters may have on our historical financial statements. The Company announced the commencement of this independent investigation on March 14, 2006 (“Phase I”).

Concurrent with the commencement of the investigation by the Audit Committee, on March 14, 2006, Comverse Technology, Inc. announced the creation of a Special Committee of its Board of Directors to review matters relating to Comverse Technology, Inc.’s stock option grants, including, but not limited to, the accuracy of the stated dates of option grants and whether all proper corporate procedures were followed. Once informed that Comverse Technology, Inc.’s Special Committee had determined that the stated dates of certain Comverse Technology, Inc.’s stock option grants differed from the measurement dates required to be used for purposes of determining the value of such grants and to recognize the related compensation expense in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Company was also required to record non-cash charges for stock-based compensation expenses with respect to the issuance by Comverse Technology, Inc. of options to purchase Comverse Technology, Inc.’s common stock to Company employees  during  periods that the  Company  was a wholly-owned subsidiary of  Comverse  Technology,  Inc.

v

Since the Company’s public offering in October 2000, Comverse Technology, Inc. has owned approximately 68% of the outstanding shares of the Company.

In August 2006, the U. S. Securities and Exchange Commission (“SEC”) filed a civil complaint against Jacob “Kobi” Alexander (“Alexander”), Comverse Technology, Inc.’s former Chairman and Chief Executive Officer who was also the Chairman of the Board of Directors of the Company, David Kreinberg (“Kreinberg”), Comverse Technology, Inc.’s former Executive Vice President and Chief Financial Officer who was also a member of the Company’s Board of Directors and served as the Company’s Chief Financial Officer from December 1999 through early September 2001, and William Sorin (“Sorin”), formerly Comverse Technology, Inc.’s General Counsel and subsequently its Senior Counsel who was also a member of the Company’s Board of Directors and served as the Company's de facto legal counsel and Secretary until June 2004, alleging that they engaged in fraudulent practices with respect to the option grant processes of Comverse Technology, Inc. and the Company. Subsequently, Kreinberg and Sorin have pled guilty to fraud charges and there is a pending indictment against Alexander, who has fled the United States. A warrant has been issued for Mr. Alexander’s arrest and his 690,000 shares of Ulticom common stock (representing 1.57% of our issued and outstanding common stock as of September 10, 2009) are now in the possession of the U.S. Marshals Service Asset Forfeiture Office.

In addition to the investigation regarding past stock option grant practices, on November 16, 2006, the Company announced that its Audit Committee had commenced an investigation into past accounting practices not related to stock option grants, including the treatment of accounting reserves and the shortening of the depreciable lives of certain computer assets (“Phase II”). The investigation, which was expanded to include the improper deferral of revenue recognition on certain inter-company transactions, reviewed the fiscal years beginning in 1996 through 2004. The Audit Committee was again assisted by Dickstein and AlixPartners. The Audit Committee initiated the Phase II investigation because of certain allegations made by the former CFO of Comverse Technology, Inc. that he directed the finance and accounting officers of Comverse Technology, Inc.’s subsidiaries to make adjustments to their quarter-end expense accruals and reserve accounts.

During the process of correcting the errors in its consolidated financial statements resulting from the aforementioned accounting practices, the Company determined that it had incorrectly applied the provisions of SOP No. 97-2 with respect to the recognition of revenue of certain software sales contracts with third-party customers. Specifically, the Company had been providing one year of free maintenance to certain customers licensing its software, but had not been deferring any portion of the software licensing fees. On November 29, 2007, the Company announced it was conducting an evaluation of certain revenue recognition practices to determine whether, under SOP No. 97-2, it should have deferred a portion of the revenues that were recognized under certain customer contracts, amounting to the fair value of the first-year software maintenance included under such contracts, to subsequent fiscal periods in the following twelve months. In order to be able to defer only the first year maintenance value under the relevant customer contracts (rather than the entire contract value), the Company had to demonstrate that vendor specific objective evidence ("VSOE") existed for the fair value of the first year of software maintenance included under the contracts. The Company subsequently determined that VSOE of fair value existed and that the required corrective adjustments impacted the timing of revenue recognition, but did not call into question the validity of the underlying transactions or revenue. The Company  also determined that revenue  related  to  the sale  of  software  development  kits should  have  been deferred over the estimated period of future customer software deployments and related maintenance. The years impacted by the errors in recognizing software revenue were each of the fiscal years from 1998 to 2004.

Additionally, the Company determined that certain errors had been made in its recognition of depreciation expense for each of the fiscal years from 1999 to 2004. These errors primarily resulted in the Company reflecting more depreciation expense in the first year the assets were placed in service than is permitted under GAAP.

The cumulative impact to correct all of the aforementioned errors, net of related income tax effects, was to reduce retained earnings by approximately $6.8 million as of February 1, 2005, the commencement date of the first fiscal year covered by the Fiscal Year 2008 Form 10-K. The Company has made corrective adjustments for each of these errors, including related income tax effects, by restating its consolidated retained earnings as of February 1, 2005 as follows:

	Pre-tax Corrective Adjustments Recorded in Retained Earnings as of February 1, 2005	Income Tax Effects of Adjustments Recorded in Retained Earnings as of February 1, 2005	Net Increase (Decrease) in Retained Earnings as of February 1, 2005
		(In thousands)

Stock-based compensation expense (Phase I)	$ (4,220)	$1,606	$ (2,614)
Expense accruals and revenue deferrals (Phase II)	31	(12)	19
SOP No. 97-2 revenue arrangements	(7,091)	2,699	(4,392)
Depreciation expense	227	(86)	141
Net reduction in retained earnings	$(11,053)	$4,207	$ (6,846)

Results and Conclusions of Phase I of the Audit Committee Investigations (Stock Option

Grant Practices)

On March 28, 2008, the Company filed a Current Report on Form 8-K announcing the findings and conclusions of the Audit Committee Investigations, together with related remedial measures.

In the course of Phase I of the Audit Committee Investigations, approximately 70,000 documents and data files were reviewed and analyzed and 25 interviews of current and former Comverse Technology, Inc. and Company personnel and Stock Option Committee members were conducted by Dickstein. During the course of the Phase I investigation (March through May, 2006), Dickstein had 13 in-person and telephonic meetings with the Audit Committee at which the investigation was thoroughly discussed. In addition, Dickstein provided the Audit Committee its interview memoranda and selected documents. Management cooperated fully in the investigations.

The scope of Phase I of the Audit Committee Investigations encompassed the Company’s practices relating to option grants from April 2000 (the year of the Company's initial public offering) through fiscal 2005, and entailed the examination of 22 separate grants of options to purchase more than 5,806,248 shares of common stock to approximately 433 individuals.

The salient factual findings of Phase I were as follows:  On February 1, 1998, the Company entered into a Services Agreement with Comverse Technology, Inc. pursuant to which Comverse Technology, Inc. agreed to provide consulting on financial planning and reporting, routine legal services, administration of employee benefit plans, directors’ and officers’ insurance, umbrella insurance and consulting on public relations to the Company in exchange for a quarterly fee.

Certain former executive officers of Comverse Technology, Inc. exercised a high degree of control over the legal and financial reporting functions of the Company. From the date of Comverse Technology, Inc.'s acquisition of the Company's predecessor on August 30, 1995, until he resigned from his position on April 28, 2006, Alexander, Comverse Technology, Inc.’s former Chairman and Chief Executive Officer, was the Chairman of the Board of Directors of the Company. From at least 2000 until he resigned from his position on April 28, 2006, Kreinberg, Comverse Technology, Inc.’s former Executive Vice President and Chief Financial Officer, was a member of the Company’s Board of Directors and served as the Company’s Chief Financial Officer from December 1999 through early September 2001, when the Company’s current Chief Financial Officer, Mark Kissman (“Kissman”), joined the Company and assumed that position. From at least 2000 through May 2004, Sorin, formerly Comverse Technology, Inc.’s General Counsel and subsequently its Senior Counsel, was also a member of the Company’s Board of Directors, and served as the Company's de facto legal counsel and Secretary until June 2004.

Kreinberg would instruct Company employees responsible for administering the option grants to select a grant date by looking back at the closing price of the Company’s stock for a period of time and select the date on which the price was lowest during that period. Based on templates initially prepared by Sorin, a unanimous written consent (“UWC”) reflecting “as of” grant dates was prepared and circulated to the Company’s Stock Option Committee members to obtain their approval of the option grant.

Pursuant to Kreinberg’s direction and with the knowledge and participation of Sorin, historical grant dates were selected with respect to eight grants of stock options to the Company’s management and employees between April 2000 and April 2004; however, the selection of historical dates resulted in significantly advantageous exercise prices with respect to only the first three grants during this period, the last of which was in March 2001. None of the advantageously priced options were exercised by the Company’s CEO or current CFO.

The Audit Committee concluded that:

•

Improper procedures were followed with respect to eight of the twenty-two option grants that Ulticom made to its management and employees from April 2000 through April 2004 and, based on information provided by Comverse Technology, Inc., improper procedures were followed with respect to four grants of options to purchase Comverse Technology, Inc.’s common stock made by Comverse Technology, Inc. to Ulticom’s employees during 1995 through 1997, when Ulticom was a wholly-owned subsidiary of Comverse Technology, Inc. These improper procedures resulted in a restatement adjustment of approximately $2.6 million, net of related income tax effects, to reduce retained earnings as of February 1, 2005, so as to correct the errors in the Company’s stock-based compensation expense occurring in each of the years beginning with 1996 and ending with the year ended January 31, 2005;

•	The Company personnel directed by Kreinberg and Sorin were not aware that the look-back procedure might be improper or of the impact it might have on the Company’s financial statements;

•

Neither Osborne nor Kissman were involved in selecting historical dates for any of the Company’s option grants and there is no indication that they were aware of any irregularity in the Company’s option grant process prior to the commencement of Phase I of the Audit Committee Investigations; and

•

The members of the Company’s Stock Option Committee had no knowledge that the “as of” dates on the UWCs approving the option grants had been selected through the look-back procedure, nor were they aware of any impropriety with respect to the use of “as of” dates as the option grant dates.

On March 28, 2008, the Board of Directors unanimously approved the following remedial measures recommended by the Audit Committee with respect to the improper historical stock option grant practices:

•	Every new stock option grant shall be approved at a meeting of the Stock Option Committee, the date of which becomes the grant date and not by means of a Unanimous Written Consent;

•	The stock option grant process shall be administered by the Company’s General Counsel; and

•

On an annual basis, the Company shall conduct an internal audit of its stock option grant process with an emphasis upon compliance with the terms of the relevant stock option plan(s) and adequate documentation of the approval of each grant.

Results and Conclusions of Phase II of the Audit Committee Investigations (Non-Option Grant-Related Accounting Practices)

As announced by the Company on November 16, 2006, the Audit Committee expanded its investigation and adopted a comprehensive work plan, implemented with the assistance of Dickstein and AlixPartners, that focused upon two areas that, according to allegations made by Kreinberg to government prosecutors, Comverse Technology, Inc. and its subsidiaries had manipulated: (1) adjustment of accruals and reserves, and (2) improper shortening of depreciable lives on the Company’s computers in fiscal 2001. Ultimately, the depreciable lives of the Company’s computers were found to be appropriate. The Audit Committee authorized Dickstein and AlixPartners to expand the investigation into any other practices that appeared to be problematic or in violation of GAAP. One such other improper practice was in fact subsequently discovered – namely, the inappropriate deferral of recognition of certain inter-company revenues.

During the course of Phase II of the Audit Committee Investigations (December 2006 through August 2007), approximately 20,000 documents and data files were reviewed and analyzed and 19 interviews of current and former Company personnel were conducted by Dickstein and AlixPartners. Dickstein had well over 20 in-person and telephonic meetings with the Audit Committee at which the investigation was thoroughly discussed and provided the Audit Committee its interview memoranda and selected documents. Management cooperated fully in the investigations.

Phase II of the Audit Committee Investigations resulted in a net restatement adjustment of approximately $19,000, net of related income tax effects, to increase retained earnings as of February 1, 2005, as a consequence of correcting errors made to various accrued expenses for each of the years beginning with 1996 and ending with the fiscal year ended January 31, 2004.

The Audit Committee found that the accounting practices at issue (excess accruals and improper deferral of revenue) were implemented at the Company under the direction of Kreinberg, who was Chief Financial Officer of Comverse Technology, Inc. throughout the period at issue and Chief Financial Officer of the Company from December 1999 through early September 2001, for the purpose of achieving an upward trend of growth in the Company’s revenue and income. From fiscal 1996 (year ended December 31, 1996) through early September 2001, Kreinberg managed and controlled the financial reporting process at the Company. All quarterly reporting packages were reviewed and approved by Kreinberg, who directed Lisa Roberts (“Roberts”), the Company’s highest ranking finance officer from late 1996 through late 1999 and second highest ranking finance officer during Kreinberg’s tenure as Chief Financial Officer at the Company, to make any changes and to resubmit the reporting packages to him. The Audit Committee and the Company’s independent registered public accounting firm had no knowledge of the practices at issue.

The Audit Committee found that the Company’s Chief Executive Officer, Osborne, reasonably relied upon Kreinberg’s accounting expertise and control over the financial reporting process at the Company and did not participate in and was not aware of any of the Phase II–covered accounting practices at the time these practices were occurring.

With respect to the allegations of excess/unsupported accruals described above, the Audit Committee found that:

•

During fiscal 1996 through August 2001, Roberts implemented Kreinberg’s directives to increase various trade accrual accounts to excessive/unsupported levels. It was determined in the context of Phase II that some of these accruals were appropriately supported while others were excessive;

•

Shortly after Kissman’s arrival at the Company in late 2001, Roberts informed him that there were excess/unsupported accruals reflected in the Company’s books and gave him a folder containing the above-mentioned spreadsheets. The spreadsheets had not been shown to the Company’s independent registered public accounting firm; nor were they shown to that firm subsequent to being provided to Kissman. Kissman implemented substantial downward revisions to certain accrual accounts during the fourth quarter of fiscal 2001, but did not entirely eliminate excess/unsupported accruals and reserves;

•

With respect to fiscal 2002, Kissman delegated the task of addressing any remaining excess/unsupported accruals and reserves to his immediate subordinate and did not effectively follow up with respect to that issue. As a result, the Company continued to have significant excess/unsupported accruals on its books during fiscal 2002 (fiscal year ended January 31, 2003); and

x

•

Kissman did not knowingly misrepresent any issue related to accruals to the Company’s independent registered public accounting firm during the fiscal 2001 or 2002 audits or direct his subordinates to provide any false or inaccurate information to the independent registered public accounting firm.

With respect to improper deferral of revenue, the Audit Committee found that:

•

At the conclusion of fiscal 1998 (year ended January 31, 1999), Kreinberg directed Roberts to reverse $775,000 of the revenues recognized during the fourth quarter of fiscal 1998 with respect to an inter-company contract between the Company and CNS-Israel (a wholly owned subsidiary of Comverse Technology, Inc.) and she did so. Pursuant to Kreinberg’s direction, Roberts also prepared a written analysis for presentation to the Company’s independent registered public accounting firm during the fiscal 1998 audit supporting the improper deferral;

•

Kreinberg also directed Roberts to defer $412,000 in revenues on another inter-company contract with CNS-Israel during the fourth quarter of 1998, notwithstanding that the Company had already issued an invoice in that amount to CNS-Israel and that there was no legitimate justification for the deferral of revenue. Roberts also implemented this directive; and

•

Beginning in October 1999 and continuing through April 2001, Kreinberg directed Roberts and her subordinate that the recognition of revenue on certain shipments from the Company to CNS-Israel was to be “pushed” into subsequent quarters. They implemented his directives. The “pushing” of the revenue connected with these shipments into subsequent quarters was contrary to the Company’s policy of recognizing revenue upon shipment of the product to the customer and was not appropriate from an accounting standpoint.

The Company’s Board of Directors unanimously approved various remedial measures recommended by the Audit Committee with respect to the accounting practices investigation including:

•

On a quarterly basis, the Company shall evaluate its financial reporting and accounting processes with an emphasis upon its documentation of the support/rationale for various accrual accounts and its documentation of the justification for deferral of revenues from one quarter to the next. The results of the review shall be reported to the Audit Committee and any internal control weaknesses that are identified shall be addressed by the Company’s management pursuant to the recommendations of the Audit Committee;

•

The involvement of the CEO and General Counsel in the financial reporting process shall increase as a result of scheduled meetings with the Company’s independent registered public accounting firm audit team at the inception and again at the conclusion of each annual audit for the purpose of discussing any issues or information of relevance to the Company’s financial statements and financial reporting processes;

•

The Company shall commence a program geared toward reemphasizing the importance of training and ethical conduct in all aspects of its operations, which shall include education and training to all personnel involved in the financial reporting process or accounting-related functions;

•

The General Counsel shall report directly to the Chief Executive Officer and following a reasonable transition period determined by the Chief Executive Officer subject to the oversight of the Audit Committee, the General Counsel shall be accorded the status of an Executive Officer of the Company;

•	Kissman shall attend continuing education at his own expense; and

•	Roberts resigned from her position at the Company in October 2007 in connection with the Audit Committee’s findings.

In response to the above remedial measures approved by the Board, the Company has implemented the following changes to address these issues:

•	During the Company’s restatement process, Audit Committee meetings were scheduled on a weekly basis with management and the independent registered public accounting firm in attendance;

•

After the Company becomes current in its financial reporting obligations, Audit Committee meetings will continue to be held for a review of financial reporting and accounting processes no less than quarterly;

•	During its regular meetings the Audit Committee addresses issues relating to the Company’s finance reporting and accounting processes and related disclosure control issues;

•	The CEO and the General Counsel are included in regularly scheduled Audit Committee meetings with its independent registered public accounting firm;

•	The Company has reviewed, updated and reissued its new code of ethics and business procedures and will conduct bi-yearly training on appropriate business and ethical conduct;

•	A General Counsel has been retained and reports directly to the Chief Executive Officer; and

•	Kissman attended continuing education at his own expense.

Results and Conclusions of Revenue Recognition Practices Evaluation

In connection with the preparation of its financial statements, and independent of the Audit Committee’s Investigations, in November, 2007, the Company commenced an evaluation of its software revenue recognition practices for complex contractual arrangements under SOP No. 97-2. The results of the Company’s evaluation were disclosed to the Audit Committee and the Audit Committee specifically considered the Company’s revenue recognition practices under SOP No. 97-2. Directed by the Audit Committee, Dickstein and AlixPartners LLP, reviewed documentary evidence and interviewed Lisa Roberts, who served as Ulticom’s highest ranking and second highest ranking financial officer during the period when the accounting treatment was first developed and implemented. The Audit Committee concluded that if Ulticom misapplied SOP No. 97-2 with respect to the recognition of revenue on the third-party software contracts at issue, the misapplication was a good faith mistake and not part of any attempt to manipulate or distort the Company’s financial results.

The Company determined that under SOP No. 97-2, it should have deferred a portion of the revenues that were recognized under certain customer contracts; specifically, the fair value of the first-year software maintenance included under such contracts should have been deferred and amortized to revenues over the initial maintenance period, generally twelve months.  The Company has also determined that revenue related to the sale of software development kits should have been deferred and amortized to revenues over the estimated period of future customer software deployments and related maintenance. The errors resulting from improper application of SOP No. 97-2 impacted fiscal years beginning with the fiscal year ended January 31, 1999 and ending with the fiscal year ended January 31, 2005. The cumulative effect of these errors for these fiscal years resulted in overstatements of revenues and cost of revenues of approximately $7.5 million and $0.4 million, respectively, or a net overstatement of income before income tax expense of approximately $7.1 million. Including related income tax effects, the net cumulative adjustment to properly reflect the deferral of revenue and costs in accordance with SOP No. 97-2 was a reduction of retained earnings as of February 1, 2005 of approximately $4.4 million.

Results and Conclusions of Depreciation Expense Recognition Evaluation

During the fourth quarter of fiscal year 2007, independent of the Audit Committee’s Investigations, the Company determined that certain errors had been made in its recognition of depreciation expense for each of the fiscal years from 1999 to 2004. These errors primarily resulted in the Company reflecting more depreciation expense in the first year the assets were placed in service than is permitted under GAAP and their correction required a cumulative increase of approximately $141,000, net of related income tax effects, in the Company’s retained earnings as of February 1, 2005.

SEC Enforcement Settlement and Final Judgment

On June 18, 2009 the SEC announced that it had filed a civil injunctive action against the Company, in the U.S. District Court for the Eastern District of New York (the “Court”), for violations of:

1)	Section 17(a) of the Securities Act of 1933 which prohibits any knowing misrepresentation in the offer or sale of any security;

2)

Section 13(a) of the Securities Exchange Act of 1934 and SEC Rules 13a-1, 13a-11, and 13a-13 which require filing of required reports and prohibit the use of any untrue statements of material facts, omission of material facts or misleading information;

3)

Sections 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 which require (i) keeping books and records in reasonable detail to accurately reflect transactions and disposition of assets and (ii) devising and maintaining a system of internal accounting controls that can ensure transactions are properly recorded; and

4)

Section 14(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-9, which prohibit any solicitation by means of a proxy statement or other written or oral communication that is false or misleading with respect to any material fact or omits to state any material fact.

Simultaneous with the filing of the Complaint, without admitting or denying the allegations therein, the Company consented to the issuance of a Final Judgment (the “Final Judgment”). The Court imposed the Final Judgment on July 22, 2009, ordering that the Company and its agents are permanently restrained and enjoined from violations, directly or indirectly, of Section 17(a) of the Securities Act of 1933, Sections 13(a), 13(b)(2)(A) and (B) and 14(a) of the Securities Exchange Act of 1934 and SEC Rules 13a-1, 13a-11, 13a-13 and 14a-9. The Final Judgment also orders the Company to become current in its reporting obligations under Section 13(a) of the Securities Exchange Act on or before November 9, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ULTICOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	January 31,	October 31,
	2008*	2008
	(Unaudited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$278,963	$208,920
Short-term investments	5,205	74,453
Accounts receivable, net	15,520	11,057
Inventories	1,667	890
Prepaid expenses and other current assets	4,615	8,443
Total current assets	305,970	303,763
Property and equipment, net	3,911	3,065
Other assets	8,520	8,257
Total assets	$318,401	$315,085

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$ 8,562	$ 5,741
Deferred revenue	2,853	3,604
Total current liabilities	11,415	9,345
Long-term Liabilities:
Deferred revenue	4,819	4,736
Unrecognized income tax benefits	3,307	2,999
Other long-term liabilities	-	277
Total liabilities	19,541	17,357

Commitments and Contingencies

Shareholders’ Equity:
Common stock, no par value, 200,000,000 shares authorized, 43,589,605 and 43,573,605 shares issued and outstanding as of January 31, 2008 and October 31, 2008, respectively	-	-

Additional paid-in capital	228,796	230,238
Retained earnings	69,911	68,353
Accumulated other comprehensive income (loss)	153	(863)
Total shareholders’ equity	298,860	297,728
Total liabilities and shareholders’ equity	$318,401	$315,085

* The Condensed Consolidated Balance Sheet as of January 31, 2008 has been derived from the Company’s audited Consolidated Balance Sheet as of that date, as filed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

The accompanying notes are an integral part of these unaudited financial statements.

ULTICOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended		Nine months ended
	October 31,	October 31,	October 31,	October 31,
	2007	2008	2007	2008

Revenues	$ 15,158	$ 10,342	$ 44,141	$ 41,991
Cost of revenues	3,933	3,016	11,751	11,197
Gross profit	11,225	7,326	32,390	30,794

Operating expenses:
Research and development	3,985	3,758	11,985	12,649
Selling, general and administrative	8,851	6,645	25,698	26,466

Loss from operations	(1,611)	(3,077)	(5,293)	(8,321)
Interest and other income, net	3,581	1,751	10,013	5,872

Income (loss) before income tax benefit	1,970	(1,326)	4,720	(2,449)
Income tax benefit	(546)	(506)	(938)	(891)
Net income (loss)	$ 2,516	$ (820)	$ 5,658	$ (1,558)

Earnings (loss) per share:
Basic	$ 0.06	$(0.02)	$ 0.13	$(0.04)
Diluted	$ 0.06	$(0.02)	$ 0.13	$(0.04)

The accompanying notes are an integral part of these unaudited financial statements.

ULTICOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended
	October 31,	October 31,
	2007	2008
Cash flows from operating activities:
Net income (loss)	$ 5,658	$ (1,558)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	1,653	1,604
Deferred income taxes	(2,907)	(595)
Share-based payment expense	1,790	1,442
Net realized gains on sales of investments	(1,422)	(475)
Changes in operating assets and liabilities:
Accounts receivable, net	121	4,463
Inventories	373	778
Prepaid expenses and other current assets	(649)	(3,210)
Accounts payable and accrued expenses	(1,458)	(2,766)
Deferred revenue	566	669
Other, net	1,106	80
Net cash provided by operating activities	4,831	432
Cash flows from investing activities:
Purchases of property and equipment	(1,585)	(925)
Purchases of investments	(42,453)	(74,675)
Maturities and sales of investments	37,725	5,475
Net cash used in investing activities	(6,313)	(70,125)
Effect of exchange rate changes on cash and cash equivalents	207	(350)
Net decrease in cash and cash equivalents	(1,275)	(70,043)
Cash and cash equivalents, beginning of year	234,089	278,963
Cash and cash equivalents, end of year	$232,814	$208,920

The accompanying notes are an integral part of these unaudited financial statements.

ULTICOM, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.         BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Business and Background - Ulticom, Inc. (together with its subsidiaries, the “Company"), a New Jersey corporation and a majority-owned subsidiary of Comverse Technology, Inc., designs, develops, markets, licenses, and supports service enabling signaling software for fixed, mobile, and internet communications software and hardware for use in the communications industry.

Basis of Presentation - The accompanying financial information should be read in conjunction with the consolidated financial statements, including the notes thereto, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, which is being contemporaneously filed with this Quarterly Report on Form 10-Q with the Securities and Exchange Commission (“SEC”). The condensed consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three and nine months ended October 31, 2007 and 2008 are not necessarily indicative of the results to be expected for the full year.

Fair Value Measurements – Effective February 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) as it relates to financial assets and financial liabilities. SFAS No. 157 is effective for the Company’s nonfinancial assets and nonfinancial liabilities on February 1, 2009. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, defines fair value based upon an exit price model, establishes a framework for measuring fair value and expands the applicable disclosure requirements. SFAS No. 157 establishes a fair value hierarchy disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is impacted by a number of factors, including the type of asset or liability and their characteristics. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1 – Quoted prices in active markets for identical instruments;

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model derived valuations in which all significant inputs and significant value drives are observable in active markets; and

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The adoption of SFAS No. 157 as of February 1, 2008 did not have a material effect on the Company’s financial position, results of operations or cash flows. As it relates to nonfinancial assets and liabilities, the Company’s adoption of SFAS No. 157 as of February 1, 2009 will not have a material impact on the Company’s financial position, results of operations or cash flows.

Effective February 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits an instrument by instrument irrevocable election to account for selected financial assets and financial liabilities at fair value. The Company has elected not to apply the fair value option to any eligible financial assets or financial liabilities during the nine months ended October 31, 2008.

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active and the use of market quotes when assessing the relevance of observable and unobservable data. Applicable to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157, FSP FAS 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FSP FAS 157-3 resulted in no changes in the fair values of the Company’s financial assets.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF No. 06-11”). Under this consensus, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees under certain share-based benefit plans should be recognized as an increase in additional paid-in capital. As it relates to the Company, the consensus became effective on February 1, 2008. As no dividends were paid during the nine months ended October 31, 2008, the accounting guidance in EITF No. 06-11 was not applied in the preparation of the condensed consolidated financial statements for the period then ended. As it relates to the Company’s dividend payment made in April 2009, application of EITF No. 06-11 is not expected to have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements – In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) replaces SFAS No. 141, "Business Combinations,” but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS No. 141(R) is effective for all business combinations with an acquisition date occurring in the Company’s first fiscal year beginning after December 15, 2008. The impact that SFAS No. 141(R) will have on the Company’s consolidated financial statements will depend on the nature and size of any acquisitions completed after adoption of SFAS No. 141(R).

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that all outstanding unvested share-based payments that contain rights to non-forfeitable dividends participate in the undistributed earnings with the common shareholders and are therefore participating securities. Companies with participating securities are required to apply the two-class   method  in  calculating  basic  and  diluted  earnings

per share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company is currently evaluating the effect of FSP EITF 03-6-1, but does not believe that it will have a material effect on earnings per share.

In April 2009, the FASB issued the following three FSPs that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities:

•

FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”);

•	FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”); and
•	FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP FAS 107-1”).

FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim periods. All of these FSPs are effective for interim and annual periods ending after June 15, 2009. The Company does not expect that its adoption of FSP FAS 157-4 and FSP FAS 115-2 will have a material impact on its consolidated financial statements. FSP FAS 107-1 may result in increased disclosures in the Company’s future interim periods.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS No. 165"). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement is effective for interim and annual periods ending after June 15, 2009. The Company does not expect that the adoption of SFAS No. 165 will have a material effect on its consolidated financial statements or notes thereto.

In September 2009, the FASB ratified the consensuses reached by the EITF regarding the following issues involving revenue recognition:

•	Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 08-1”); and
•	Issue No. 09-3, “Certain Revenue Arrangements That Include Software Elements” (“EITF No. 09-3”).

EITF No. 08-1 applies to multiple-deliverable revenue arrangements that are currently within the scope of EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF No. 08-1 also:

•

provides principles and application guidance on whether a revenue arrangement contains multiple deliverables, how the arrangement should be separated, and how the arrangement consideration should be allocated;

6

•

requires an entity to allocate revenue in a multiple-deliverable arrangement using estimated selling prices of the deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price;

•	eliminates the use of the residual method and, instead, requires an entity to allocate revenue using the relative selling price method; and
•	expands disclosure requirements with respect to multiple-deliverable revenue arrangements.

EITF No. 09-3 applies to multiple-deliverable revenue arrangements that contain both software and hardware elements, focusing on determining which revenue arrangements are within the scope of the software revenue guidance in SOP No. 97-2. EITF No. 09-3 removes tangible products from the scope of the software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. The accounting guidance in EITF No. 08-1 and EITF No. 09-3 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, an entity can elect to adopt the provisions of these issues on a retrospective basis. The Company is assessing the potential impact that the application of EITF No. 08-1 and EITF No. 09-3 may have on its consolidated financial statements and disclosures.

2.	SHORT-TERM INVESTMENTS

As of October 31, 2008, all of the Company’s short-term investments were marketable debt securities that were classified as available-for-sale and summarized in the following table:

(Amounts in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Ranking of Market Price Observability

U.S. governmental agency obligations	$ 74,676	$18	$(241)	$74,453	Level 2

The Company’s measurements of the fair values of these financial instruments are performed on a recurring basis and, as of October 31, 2008, were based on non-binding market consensus prices that can be corroborated with observable market data. Accordingly, the fair value measurements of these financial instruments were classified as Level 2 in accordance with SFAS No. 157.

3.	INTEREST AND OTHER INCOME, NET

Interest and other income, net consisted of the following:

(Amounts in thousands)	Three months ended		Nine months ended
	October 31,	October 31,	October 31,	October 31,
	2007	2008	2007	2008
Interest and dividend income	$ 2,726	$ 1,781	$ 8,417	$ 5,431
Realized gains on sales of investments, net	765	-	1,422	475
Other	90	(30)	174	(34)
	$ 3,581	$ 1,751	$ 10,013	$ 5,872

4.	COMPREHENSIVE INCOME

For the three and nine months ended October 31, 2007 and 2008, comprehensive income (loss) consisted of the following:

(Amounts in thousands)	Three months ended		Nine months ended
	October 31,	October 31,	October 31,	October 31,
	2007	2008	2007	2008
Net income (loss)	$ 2,516	$ (820)	$ 5,658	$ (1,558)
Unrealized losses on investments, net of reclassification adjustments and income taxes	(208)	(68)	(529)	(264)
Foreign currency translation adjustments	133	(833)	147	(752)
Total comprehensive income (loss)	$ 2,441	$ (1,721)	$ 5,276	$ (2,574)

Upon the sale of an available-for-sale investment security, the cumulative unrealized gain or loss associated with the sold security that was previously recorded in accumulated other comprehensive income (loss) is reclassified into the condensed consolidated statement of operations as a realized gain (loss). For the three months ended October 31, 2007, realized gains, net of applicable income taxes, reclassified into net income were approximately $0.5 million. For the nine months ended October 31, 2007 and 2008, realized gains, net of applicable income taxes, reclassified into net income were approximately $0.9 million and $0.3 million, respectively.

5.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is determined by using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential shares outstanding. The share amounts used in the computations of basic and diluted earnings (loss) per share are as follows:

(Amounts in thousands)	Three months ended		Nine months ended
	October 31,	October 31,	October 31,	October 31,
	2007	2008	2007	2008

Basic share amounts	43,487	43,502	43,481	43,498
Effect of dilutive potential shares:
Options	624	-	639	-
Restricted stock and deferred stock units	119	-	87	-
Diluted share amounts	44,230	43,502	44,207	43,498

For purposes of computing basic earnings (loss) per share, any nonvested shares of restricted stock that have been issued by the Company and which vest solely on the basis of a service condition are excluded from the weighted average number of shares of common stock outstanding. Incremental potential common shares from stock options and nonvested restricted stock and deferred stock units (“DSUs”) are included in the computation of diluted earnings per share except when the effect would be antidilutive. Accordingly, diluted earnings per share for each of the three and nine month periods ended October 31, 2007 excluded outstanding stock options totaling approximately 2.3 million, and diluted loss per share for each of the three and nine month periods ended October 31, 2008 excluded outstanding stock options totaling approximately 3.1 million, as these potential common shares would have had an antidilutive effect. Also excluded from the computation of diluted loss per share for each of the three and nine month periods ended October 31, 2008 were potential common shares of 0.3 million, associated with nonvested restricted stock and DSUs, as these potential common shares would have had an antidilutive effect.

6.	RELATED PARTY TRANSACTIONS

The Company sells products and provides services to other subsidiaries of Comverse Technology, Inc. For the three months ended October 31, 2007 and 2008, included in the Company’s revenues were sales to subsidiaries of Comverse Technology, Inc. of approximately $1.7 million and $0.9 million, respectively. For the nine months ended October 31, 2007 and 2008, included in the Company’s revenues were sales to subsidiaries of Comverse Technology, Inc. of approximately $4.7 million and $3.5 million, respectively.

As of January 31, 2008 and October 31, 2008, the amount due from subsidiaries of Comverse Technology, Inc. was approximately $0.7 million and $0.4 million, respectively.

The Company had a corporate services agreement with Comverse Technology, Inc., under which Comverse Technology, Inc. provided the Company with the following services:

•     maintaining in effect general liability and other insurance policies providing coverage for the Company;

•     administration of employee benefit plans;

•     routine legal services; and

•     consulting services with respect to the Company’s corporate communications.

The agreement provided that the Company pay to Comverse Technology, Inc. a quarterly fee, payable in arrears at the end of each fiscal quarter, in consideration for all services provided by Comverse Technology, Inc. during such fiscal quarter. For the three and nine months ended October 31, 2007, payments of fees made under the agreement were $125,000 and $375,000, respectively. In addition, the Company reimbursed Comverse Technology, Inc. for any out-of-pocket expenses incurred by Comverse Technology, Inc. in providing the services. Fees and reimbursements were recorded in selling, general and administrative expenses in the condensed consolidated statements of operations. The agreement was terminated effective February 1, 2008, as the Company now provides substantially all the services provided for in the agreement for itself.

7.	SHARE-BASED PAYMENT TRANSACTIONS

On February 4, 2008, the Company approved payments to 16 persons who were then current employees with respect to certain options to purchase the Company's common stock that expired on February 3, 2008 (the "Expiration Date"). The payments made to the employees were approximately $2.3 million in the aggregate and were based on an amount equal to the difference between the exercise price of the expired options of approximately $1.99 per share and the average price at which the common stock of the Company was trading for the five days prior to the Expiration Date, which was determined by the Company to be $7.08 per share. The distribution of the payments to the employees was conditioned upon the receipt from each employee of a waiver of their respective rights to bring an action against the Company in respect of the expired options. As no stock-based compensation expense was recorded previously in accordance with accounting principles generally accepted in the United States of America as of the date of each of the original grants, the entire payment was recorded as compensation expense in the condensed consolidated statement of operations for the nine months ended October 31, 2008 as follows:

Compensation expense for expired option payments:	(In thousands)

Cost of revenues	$ 175
Research and development	273
Selling, general and administrative	1,860
$ 2,308

In February 2008, each independent director of the Company’s Board of Directors was awarded 5,500 deferred stock units (“DSUs”) for their service during the fiscal year ended January 31, 2009. The DSUs vest 25% on April 30, 2008;  25% on July 31, 2008;  25% on October 31, 2008;  and  25% on January 31, 2009.  Shares of the Company’s common stock equal to the number of vested DSUs will be issued to these directors on or before January 6, 2010. Based on the fair market value of the Company’s common stock at the date of the grant, share-based payment expense related to the grants of these DSUs totaled approximately $0.1 million and was recognized in the condensed consolidated statement of operations for the nine months ended October 31, 2008 on a pro rata basis in proportion to the number of vested DSUs as of October 31, 2008.

In June 2008, executive officers of the Company were granted equity incentive awards of 140,000 shares of restricted stock, the vesting of which was based on the achievement of defined performance targets during fiscal year 2008. As of the end of the Company’s fiscal quarters ended July 31, 2008 and October 31, 2008, the Company determined that satisfaction of the award’s performance conditions was not a probable outcome. Accordingly, no share-based payment expense was recognized for these awards during the three and nine months ended October 31, 2008.

8.	INCOME TAXES

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple foreign and state jurisdictions. For all periods presented in the condensed consolidated statements of operations, the Company’s income tax expense (benefit) reflects current and deferred income taxes associated with each of these taxing jurisdictions. For the three and nine month periods ended October 31, 2007, the Company’s effective income tax rate was negative, due primarily to the effects of interest earned on the Company’s tax-exempt investment securities. During the three and nine months ended October 31, 2008, there were no material changes in the Company’s uncertain tax positions.

9.	COMMITMENTS AND CONTINGENCIES

Subject to certain limitations, the Company has agreed to indemnify its current and former directors, officers and employees in connection with any regulatory or litigation matter relating to the improper stock option granting practices described in the Explanatory Note immediately preceding Part I, Item 1 of this Quarterly Report on Form 10-Q. Such obligations may arise under the terms of the Company’s articles of incorporation, as amended, the Company’s amended and restated bylaws, applicable agreements and New Jersey law. An obligation to indemnify generally means that the Company is required to pay or reimburse the individual’s reasonable legal expenses and possibly damages and other liabilities that may be incurred. The Company’s insurance coverage for periods prior to June 29, 2007 is unlikely to provide coverage for expenses resulting from the historical stock option granting practices and any such coverage may have to be shared with related parties. Factors that may affect such coverage are minimum retention requirements and exceptions for certain non-qualifying expenses. Additionally, our current director and officer liability insurance does not provide coverage with respect to our historical stock option granting practices, and we do not expect to be able to obtain coverage under this policy.

10.    SUBSEQUENT EVENTS

Special Dividend and Stock Option Modifications

On April 20, 2009, the Company paid a special cash dividend of $4.58 per share to its shareholders of record as of the close of business on April 13, 2009. The total amount of the dividend was approximately $200 million. The Company has no current plans to pay any additional cash dividends on its equity securities. Any future determination as to the declaration and payment of dividends will be made by the Board of Directors in its discretion and will depend upon the Company’s earnings, financial condition, capital requirements, and other relevant factors.

Effective as of April 21, 2009, the exercise prices of outstanding options to purchase 2,982,104 shares of the Company’s common stock were reduced in connection with the payment of the special cash dividend of $4.58 per share. These reductions in the option exercise prices result in no change in the Company’s share-based payment expense in fiscal periods after the modification.

The table below summarizes the reductions in the exercise prices of the unexercised stock options:

	Weighted Average Exercise Prices
Options to Purchase:	Original Price	Modified Price	Reduction
2,921,145 shares	$ 11.49	$6.91	$4.58
60,959 shares	3.97	0.50	3.47

For the options with an original exercise price of $3.97 per share, a full reduction of $4.58 per share was not possible in order to preserve the option’s characterization under federal income tax law. The exercise price for these options was therefore reduced by $3.47 to $0.50 per share.

SEC Enforcement Settlement and Final Judgment

On June 18, 2009 the SEC announced that it had filed a civil injunctive action against the Company, in the U.S. District Court for the Eastern District of New York (the “Court”), for violations of:

1)	Section 17(a) of the Securities Act of 1933 which prohibits any knowing misrepresentation in the offer or sale of any security;

2)

Section 13(a) of the Securities Exchange Act of 1934 and SEC Rules 13a-1, 13a-11, and 13a-13 which require filing of required reports and prohibit the use of any untrue statements of material facts, omission of material facts or misleading information;

3)

Sections 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 which require (i) keeping books and records in reasonable detail to accurately reflect transactions and disposition of assets and (ii) devising and maintaining a system of internal accounting controls that can ensure transactions are properly recorded; and

12

4)

Section 14(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-9, which prohibit any solicitation by means of a proxy statement or other written or oral communication that is false or misleading with respect to any material fact or omits to state any material fact.

Simultaneous with the filing of the Complaint, without admitting or denying the allegations therein, the Company consented to the issuance of a Final Judgment (the “Final Judgment”). The Court imposed the Final Judgment on July 22, 2009, ordering that the Company and its agents are permanently restrained and enjoined from violations, directly or indirectly, of Section 17(a) of the Securities Act of 1933, Sections 13(a), 13(b)(2)(A) and (B) and 14(a) of the Securities Exchange Act of 1934 and SEC Rules 13a-1, 13a-11, 13a-13 and 14a-9. The Final Judgment also orders the Company to become current in its reporting obligations under Section 13(a) of the Securities Exchange Act on or before November 9, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW OF COMPANY’S OPERATIONS

The Company designs, develops, markets, licenses and supports network signaling solutions. Its products are sold primarily through direct sales to network equipment manufacturers, application developers, and service providers who include the Company’s products within their systems or services. Product revenues consist primarily of sales of software licenses and interface boards. Service revenues consist primarily of software maintenance and support services. The key drivers of the Company’s financial results are:

•	product price and volume;
•	cost to support new and existing customer deployments of its products;
•	investments in product enhancements and expansion into new markets, and
•	interest income earned on its cash and short-term investments.

During the third quarter of fiscal year 2008, the Company’s financial results were adversely affected by the ongoing slowdown of infrastructure spending by communication service providers and by declines in technology expenditures. Revenues for the nine months ended October 31, 2008 dropped 5%, as compared with the same period in fiscal year 2007. Revenues for the fiscal third quarter of 2008 decreased 32%, as compared with the fiscal third quarter of 2007. While the Company has seen modest improvement in quarterly revenues subsequent to the fiscal third quarter of 2008, management believes that the timing or extent of any recovery in quarterly revenues is uncertain. As a result, the Company has taken action to lower its costs to operate more effectively at these lower sales levels.

For the fiscal quarters and nine months ended October 31, 2007 and 2008, the Company’s financial results were also negatively impacted by the substantial expenses related to investigation, restatement and corporate development activities as well as employee retention and workforce reduction payments. These expenses are expected to decrease during fiscal year 2009.

On April 20, 2009, the Company paid a special cash dividend of $4.58 per share to its shareholders of record as of the close of business on April 13, 2009.  The total amount of the dividend payment was approximately $200 million.  As of April 30, 2009, the Company’s cash and cash equivalents and short-term investments totaled approximately $81.8 million.  The Company currently has no plans to pay any additional dividends on its equity securities and believes it has sufficient capital for meeting operational needs, paying liabilities and funding strategic initiatives. The Company has also experienced lower yields on its investments during fiscal year 2008. The continuation of lower yields in 2009, along with the payment of the special dividend, will result in substantially lower interest income in fiscal year 2009.

The Company continues to focus on the key elements of its strategy to expand its role as a premium provider of signaling solutions to the telecommunications industry. These elements include the Company leveraging its strengths to maintain and  expand  its  market share  in  the  wireless  broadband  services  and  communication infrastructure markets. Specifically, the Company is currently focusing on further developing the following strengths of its business:

•	comprehensive product portfolio – signaling component and system solutions;
•	high-value customer base – established and emerging equipment manufacturers and service providers; and
•	increasing operational efficiency – continuous process innovation and talent management.

RESULTS OF OPERATIONS

Three Months Ended October 31, 2008 Compared to Three Months Ended October 31, 2007

Revenues.

	Three Months Ended
(in thousands)	October 31,	October 31,
	2007	2008	Change
Product revenues	$ 12,872	$ 7,429	$(5,443)
Service revenues	2,286	2,913	627
Total revenues	$ 15,158	$ 10,342	$(4,816)

The decrease in the Company’s product revenues was due primarily to decreases in the sales of boards and licenses to the Company’s two largest customers totaling approximately $4.4 million, which also significantly impacted the Company’s overall gross margin. Additionally, revenues from sales to affiliates of Comverse Technology, Inc. decreased by approximately $0.8 million. The Company believes that the demand for its products has been negatively impacted by declines in capital spending by companies operating in the communications industry in recent years. Service revenues are primarily the software maintenance fees related to the previously deployed software licenses of the Company’s products and are expected to show less volatility than product revenues.

Cost of Revenues.

	Three Months Ended
(dollar amounts in thousands)	October 31,	October 31,
	2007	2008	Change
Product costs	$2,507	$1,685	$(822)
Service costs	1,426	1,331	(95)
Total cost of revenues	$3,933	$3,016	$(917)

Gross margin (as a percentage of revenues)	74.1%	70.8%

Lower materials and production costs from the lower volume of sales orders resulted in an approximate $0.7 million decrease in cost of revenues during the three months ended October 31, 2008, as compared to the same period in fiscal year 2007.

Research and Development Expenses.

	Three Months Ended
(dollar amounts in thousands)	October 31,	October 31,
	2007	2008	Change
Research and development expenses	$3,985	$3,758	$(227)
As a percentage of revenues	26.3%	36.3%

Personnel and other labor-related expenses were lower during the three months ended October 31, 2008 by approximately $0.2 million, as a result of the effects of planned reductions in the Company’s research and development personnel. As a percentage of revenues, research and development expenses increased by 10%, due primarily to the effects of costs associated with the continued development of new product features and enhancements in relation to the decline in the Company’s revenues.

Selling, General and Administrative Expenses.

	Three Months Ended
(dollar amounts in thousands)	October 31,	October 31,
	2007	2008	Change
Selling, general and administrative expenses	$8,851	$6,645	$(2,206)
As a percentage of revenues	58.4%	64.3%

Included in selling, general and administrative expenses are various costs associated with investigation and restatement activities, corporate development, workforce reductions and employee retention, as summarized in the following table:

	Three Months Ended
(dollar amounts in thousands)	October 31,	October 31,
	2007	2008	Change
Investigation and restatement related expenses	$1,038	$ 514	$(524)
Corporate development related expenses	165	399	234
Retention and reduction in force expenses	-	144	144
Total	$1,203	$1,057	$(146)

The completion of the investigative activities in early 2008 resulted in lower selling, general and administrative expenses, though the Company expects to incur additional restatement related expenses in fiscal year 2009 while the Company completes its financial statements and related SEC filings. The Company’s corporate development related activities consisted primarily of exploring various strategic options and the evaluation of the special dividend that was paid in April 2009. During the fourth fiscal quarter of 2007, the Company commenced planned reductions in sales, marketing and administrative staff which resulted in retention and workforce reduction costs incurred during fiscal year 2008.

Excluding the expenses described above, selling, general and administrative expenses decreased by approximately $2.1 million during the three months ended October 31, 2008, as compared to the same fiscal period in 2007. Personnel and other labor-related expenses were lower during the three months ended October 31, 2008 by approximately $1.5 million, as a result of the planned reductions in the Company’s sales, marketing and administrative staff and related travel expenses.

Interest and Other Income, net.    Interest  and  other  income,  net  decreased  $1.8  million  to  approximately  $1.8 million for the three months ended October 31, 2008, as compared to the same fiscal period in 2007. Interest income decreased approximately $1.0 million, primarily due to the effects of significantly lower interest rates. The remaining decrease is primarily due to an approximate $0.8 million decrease in realized gains from the sales of investments.

Income Tax Expense (Benefit). For each of the three month fiscal periods ended October 31, 2007 and 2008, the Company recorded an income tax benefit of approximately $0.5 million. The Company’s overall effective tax rate was 38% for the three months ended October 31, 2008, as compared to a benefit of (28)% for the same period in fiscal year 2007. The change in effective tax rate was primarily attributable to the effect of the loss from operations exceeding the tax exempt income earned on the Company’s investments during the three months ended October 31, 2008.

Nine Months Ended October 31, 2008 Compared to Nine Months Ended October 31, 2007

Revenues.

	Nine Months Ended
(in thousands)	October 31,	October 31,
	2007	2008	Change
Product revenues	$ 34,784	$ 32,107	$(2,677)
Service revenues	9,357	9,884	527
Total revenues	$ 44,141	$ 41,991	$(2,150)

The decrease in the Company’s product revenues was due primarily to decreases in the sales of boards and licenses to the Company’s two largest customers during the third fiscal quarter of 2008 as compared to the same fiscal period in 2007, totaling approximately $4.4 million. Additionally, revenues from sales to affiliates of Comverse Technology, Inc. decreased by approximately $1.2 million. Offsetting the effect of these declines, revenues for the first half of fiscal year 2008 were higher than in the same period in fiscal year 2007, primarily due to a significantly lower volume of sales orders during the first fiscal quarter of 2007 resulting from the effects of consolidations and mergers of certain of the Company’s customers during that period.

Cost of Revenues.

	Nine Months Ended
(dollar amounts in thousands)	October 31,	October 31,
	2007	2008	Change
Product costs	$ 7,373	$ 6,644	$(729)
Service costs	4,378	4,553	175
Total cost of revenues	$ 11,751	$ 11,197	$(554)

Gross margin (as a percentage of revenues)	73.4%	73.3%

Lower materials and production costs from the lower volume of sales orders resulted in an approximate $0.6 million decrease in cost of revenues during the nine months ended October 31, 2008, as compared to the same period in fiscal year 2007.

Research and Development Expenses.

	Nine Months Ended
(dollar amounts in thousands)	October 31,	October 31,
	2007	2008	Change
Research and development expenses	$ 11,985	$ 12,649	$664
As a percentage of revenues	27.2%	30.1%

The increase in research and development expenses was due primarily to the payments of retention bonuses of approximately $0.4 million and cash payments to compensate holders of expired options in February 2008 of approximately $0.3 million.

Selling, General and Administrative Expenses.

	Nine Months Ended
(dollar amounts in thousands)	October 31,	October 31,
	2007	2008	Change
Selling, general and administrative expenses	$ 25,698	$ 26,466	$768
As a percentage of revenues	58.2%	63.0%

Included in selling, general and administrative expenses are various costs associated with investigation and restatement activities, corporate development, payments for expired options, workforce reductions and employee retention, as summarized in the following table:

	Nine Months Ended
(dollar amounts in thousands)	October 31,	October 31,
	2007	2008	Change
Investigation and restatement related expenses	$3,567	$3,449	$ (118)
Corporate development related expenses	714	1,497	783
Payments for expired options	-	1,860	1,860
Retention and reduction in force expenses	-	442	442
Total	$4,281	$7,248	$ 2,967

The completion of the investigative activities in early 2008 resulted in lower selling, general and administrative expenses in the nine months ended October 31, 2008, as compared to the same fiscal period in 2007. During fiscal year 2008, the Company’s corporate development related activities consisted primarily of exploring various strategic options and the evaluation of the special dividend that was paid in April 2009. During the fourth fiscal quarter of 2007, the Company commenced planned reductions in sales, marketing and administrative staff which resulted in retention and workforce reduction costs incurred during fiscal year 2008.

Excluding the expenses described above, selling, general and administrative expenses decreased by approximately $2.2 million during the nine months ended October 31, 2008, as compared to the same fiscal period in 2007. Personnel and other labor-related expenses were lower by approximately $1.4 million, as a result of the planned reductions in the Company’s sales, marketing and administrative staff and related travel expenses.

Interest and Other Income, net. Interest and other income, net decreased $4.1 million to approximately $5.9 million for the nine months ended October 31, 2008, as compared to the same period in fiscal year 2007. Interest income decreased approximately $3.0 million, primarily due to the effects of significantly lower interest rates. The remaining decrease is primarily due to an approximate $1.1 million decrease in realized gains from the sales of investments.

Income Tax Expense (Benefit). For each of the nine month fiscal periods ended October 31, 2007 and 2008, the Company recorded an income tax benefit of approximately $0.9 million. The Company’s overall effective tax rate was 36% for the nine months ended October 31, 2008, as compared to a benefit of (20)% for the same period in fiscal year 2007. The change in negative effective tax rate was primarily attributable to the effect of the loss from operations exceeding the tax exempt income earned on the Company’s investments for the nine months ended October 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2008 and October 31, 2008, the Company’s cash and cash equivalents and short-term investments totaled approximately $284.2 million and $283.4 million, respectively. On April 20, 2009, the Company paid a special cash dividend of $4.58 per share to its shareholders of record as of the close of business on April 13, 2009.  The total amount of the dividend payment was approximately $200 million.  As of April 30, 2009, the Company’s cash and cash equivalents and short-term investments totaled approximately $81.8 million.  The Company has no current plans to pay additional cash dividends on its equity securities.  Any future determination as to the declaration and payment of dividends will be made by the Board of Directors in its discretion and will depend upon the Company’s earnings, financial condition, capital requirements, and other relevant factors.

The Company believes that its cash, cash equivalent and short-term investment balances retained after payment of the special dividend will be sufficient to meet anticipated cash needs for working capital, capital expenditures, research and development and other activities for the foreseeable future. However, if current sources are not sufficient to meet the Company’s needs, it may seek additional debt or equity financing.

Although there are no present understandings, commitments, or agreements with respect to acquisitions of other businesses, products, or technologies, the Company may, in the future, consider such transactions, which may require additional debt or equity financing. The issuance of debt or equity securities may have a dilutive impact on the Company’s shareholders, and any acquired business may not contribute positive operating results commensurate with the associated investment.

Analysis of Cash Flows

Operations for the nine months ended October 31, 2007 and 2008 provided cash of approximately $4.8 million, and $0.4 million, respectively. The decrease in cash flows from operating activities was primarily attributable to increases in the use of cash for expenses associated with investigation and restatement activities, corporate development, work force reduction, employee retention and payments to compensate employees for certain expired options, and lower interest income earned on the Company’s cash equivalents and short-term investments.

The Company’s cash provided by or used in investing activities generally reflected the Company’s shifts between cash equivalents and short-term investments. For fiscal year 2008, the Company’s planned capital expenditures were lower than amounts spent in the three previous fiscal years.

Generally, the Company’s financing activities have consisted of proceeds it has received from stock issuances under its equity incentive plans. During fiscal year 2005, the Company’s 2000 Employee Stock Purchase Plan was terminated and since fiscal year 2006, the Company’s employees have been unable to exercise their vested stock options due to the Company’s decision to prohibit option exercises until such time as it is determined that the Company is in compliance with its periodic reporting obligations under applicable securities laws and has an effective registration statement on Form S-8 on file with the SEC. As a consequence of these two factors, there were no financing cash flows during each of the nine month periods ended October 31, 2007 and 2008.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Critical accounting policies are those that are both most important to the portrayal of a company’s financial position and results of operations and require management to make difficult, subjective, or complex judgments.

The Company’s accounting policies that require a significant amount of estimation or judgment in their application include:

•	revenue recognition;

•	allowance for doubtful accounts receivable;
•	reserve for obsolete or excess inventory;
•	accounting for share-based payments; and
•	accounting for income taxes.

Revenue Recognition

In accordance with SOP No. 97-2 and related interpretations, product revenues, which include software license and hardware revenue, are generally recognized in the period in which persuasive evidence of a sale or service arrangement exists, the products are delivered and accepted by the customer, the fee is fixed and determinable, and collection is considered probable. When the Company has significant obligations subsequent to shipment, revenues are not recognized until the obligations are fulfilled. Revenues from arrangements that include significant acceptance terms are not recognized until acceptance has occurred. The Company provides its customers with post-contract support services, which generally consist of bug-fixing and telephone access to the Company’s technical personnel, but may also include the right to receive unspecified product updates, upgrades, and enhancements, when and if available. Revenue from these services is recognized ratably over the contract period. Post-contract support services included in the initial licensing fee are allocated from the total contract amount based on the relative fair value of vendor specific objective evidence (“VSOE”). For multiple element software arrangements, the fair value of any undelivered element is determined using VSOE. The Company allocates revenue based on VSOE to the undelivered elements and the residual revenue to the delivered elements. Where VSOE of the undelivered element cannot be determined, the Company defers revenue for the delivered elements until the undelivered elements are delivered.

Sales of development kits are deferred and recognized as revenue over the estimated period of future customer software deployments and related maintenance, which the Company considers to be the economic life of the development kit. Additional development license fees are deferred and recognized as revenue over the remaining estimated economic life of the development kit. The estimation of the economic life of the development kit requires significant management judgment and is based on our customer’s historical project experience. Any change in the estimated economic life of the development kit would affect the amount of revenue recognized in future periods.

Allowance for Doubtful Accounts Receivable

The collectability of the Company’s accounts receivable requires a considerable amount of judgment when assessing the realization of these receivables, including reviewing the current creditworthiness, current and historical collection history, and the related aging of past due balances of each customer.  The Company evaluates specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings, bankruptcy, or other factors affecting the ability to render payment.  Reserve requirements are based on the facts available and are re-evaluated and adjusted each accounting period as additional information is received.

Reserve for Obsolete or Excess Inventory

Inventory reserves for excess and obsolete inventory are determined primarily by future demand forecasts and charges are recorded to cost of revenues. Demand forecasts are assessed on at least a quarterly basis. Charges are recorded to reduce inventory to its estimated net realizable value and there is no increase in its carrying value due to subsequent changes in demand forecasts. Accordingly, if inventory previously reserved for is subsequently sold, improved gross profit margins may be realized on those transactions in the period the related revenue is recognized.

Accounting for Share-based Payments

Stock options have been awarded to employees and directors under the Company’s equity incentive plans during fiscal years prior to fiscal year 2006. The cost of each option award was measured based on the fair value of the option as of the date of the award. For purposes of calculating each stock option’s fair value, the Company uses the Black-Scholes option pricing model, which involves the determination of assumptions that become inputs into the model. The primary inputs are expected volatility, expected term of the option, risk-free interest rate and dividend yield. Expected volatility is based on the historical performance of the Company’s common stock. Historical data of exercise behavior is used to estimate the average number of years that an option will remain outstanding prior to its exercise, factoring in the vesting period, contractual life of the option and post-vesting employment termination behavior, including the anticipated effects on employee exercises of the blackout periods restricting employee transactions involving the Company’s common stock. The risk-free interest rate is the implied yield available as of the grant date on U.S. Treasury zero-coupon issues with a remaining term equal to the option’s expected term. Prior to the Company’s special cash dividend paid on April 20, 2009, the Company had not paid dividends and had not declared any intentions of doing so. Accordingly, the dividend yield was assumed to be zero.

The Black-Scholes model was developed for use in estimating the fair value of traded options and does not consider the non-traded nature of employee stock options, vesting and trading restrictions, lack of transferability or the ability of employees to forfeit the options prior to expiration. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, the Black-Scholes model and other similar models may not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

Prior to the vesting of the Company’s share-based payment awards, which, in addition to stock options, have included awards of restricted stock (stock that is subject to forfeiture upon the happening of specified events) and deferred stock units (awards that represent the right to receive common stock at the end of a specified deferral period), share-based payment expense is based on the fair value of the grants that are expected to vest. Accordingly, the Company develops expectations with respect to forfeitures of awards, based on historical experience regarding employee turnover or, in the case of awards that vest upon the satisfaction of predetermined performance conditions, on the probable outcome of the performance conditions. Upon vesting of awards, the Company’s share-based payment expense is adjusted to reflect the effects of actual forfeitures.

Accounting for Income Taxes

The Company accounts for income taxes using an asset and liability approach, which requires estimates of taxes payable or refunds for the current period and estimates of deferred tax assets and liabilities for the future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax purposes. Current and deferred tax assets and liabilities are based on provisions of the enacted tax laws and are measured using the enacted tax rates and laws that are expected to be in effect when the future tax events are expected to reverse. The effects of future changes in tax laws or rates are not anticipated.

Significant judgment is required in evaluating the Company's tax positions and measuring any related future benefit that may result from such positions. In its determination of income tax expense, the Company does not recognize any benefit from tax positions it considers to be uncertain. Only benefits that may result from tax positions that are more likely than not of being sustained on audit, based on the technical merits of the position, are recognized. Further, the effect on the Company’s income provision of these tax positions is measured at the largest amount of benefit that is greater than 50% likely of being realized upon the ultimate settlement. Differences between the amount of benefits taken or expected to be taken in the Company’s income tax returns and the amount of benefits recognized based on the evaluation and measurement of the related tax positions represent unrecognized income tax benefits, the total of which is reflected as a liability in the consolidated balance sheet.

The portion of any deferred tax asset for which it is more likely than not that a tax benefit will not be realized is offset by recording a valuation allowance. Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryforward period available under the tax law. The Company’s policy is to consider the following sources of taxable income, which may be available under the tax law to realize a tax benefit for deductible temporary differences and carryforwards:

•	future reversals of existing taxable temporary differences;
•	future taxable income exclusive of reversing temporary differences and carryforwards;
•	taxable income in prior carry back year(s) if carryback is permitted under the tax law; and
•	tax planning strategies that would, if necessary, be implemented to:

(1) accelerate taxable amounts to utilize expiring carryforwards;

(2)  change the character of taxable or deductible amounts from ordinary income or loss to capital gain or loss; and

(3) switch from tax-exempt to taxable investments.

Evidence available about each of those possible sources of taxable income will vary between tax jurisdictions and, possibly, from year to year. To the extent evidence about one or more sources of taxable income is sufficient to support a conclusion that a valuation allowance is not necessary, the Company’s policy is that other sources need not be considered. Consideration of each source is required, however, to determine the amount of the valuation allowance that may be required to be recognized for deferred tax assets.

For any specific jurisdiction where a history of three years of cumulative losses has occurred or where there has been a substantial change in the business, the Company does not rely on projections of future taxable income as described above. Instead, the Company determines its need for a valuation allowance on deferred tax assets, if any, by determining an average steady-state normalized taxable income amount over the last three years.  The

Company will also consider the following positive evidence in the above scenarios, if present:

•	existing contracts or firm sales backlog that will produce more than enough taxable income to realize the deferred tax asset based on existing sales prices and cost structures; and
•	an excess of appreciated asset value over the tax basis of the entity’s net assets in an amount sufficient to realize the deferred tax asset.

ADOPTION OF ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. While SFAS No. 157 does not require any new fair value measurements, it applies under other accounting pronouncements that require fair value measurements. SFAS No. 157 clarifies the definition of fair value as an exit price and emphasizes that fair value is a market-based measurement. As it relates to the Company’s financial assets and financial liabilities, the adoption of SFAS No. 157 as of February 1, 2008 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows. For nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis, SFAS No. 157 is effective for fiscal years beginning after November 15, 2008. As it relates to the Company’s nonfinancial assets and nonfinancial liabilities, the adoption of SFAS No. 157 as of February 1, 2009 will not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 allows companies to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. Effective February 1, 2008, the Company adopted SFAS No. 159. During the nine months ended October 31, 2008, the Company has elected not to apply the fair value option to any eligible financial assets or financial liabilities.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF No. 06-11”). Under this consensus, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees under certain share-based benefit plans should be recognized as an increase in additional paid-in capital. As it relates to the Company, the consensus became effective on February 1, 2008. As no dividends were paid during the nine months ended October 31, 2008, the accounting guidance in EITF No. 06-11 was not applied in the preparation of the condensed consolidated financial statements for the period then ended. As it relates to the Company’s dividend payment made in April 2009, application of EITF No. 06-11 is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. Applicable to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157, FSP FAS 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FSP FAS 157-3 resulted in no changes in the fair values of the Company’s financial assets.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) replaces SFAS No. 141, "Business Combinations,” but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS No. 141(R) is effective for all business combinations with an acquisition date occurring in the Company’s first fiscal year beginning after December 15, 2008. The impact that SFAS No. 141(R) will have on the Company’s consolidated financial statements will depend on the nature and size of any acquisitions completed after adoption of SFAS No. 141(R).

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that all outstanding unvested share-based payments that contain rights to non-forfeitable dividends participate in the undistributed earnings with the common shareholders and are therefore participating securities. Companies with participating securities are required to apply the two-class method in calculating basic and diluted earnings per share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company is currently evaluating the effect of FSP EITF 03-6-1, but does not believe that it will have a material effect on earnings per share.

In April 2009, the FASB issued the following three FSPs that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities:

•

FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”);

•	FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”); and
•	FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP FAS 107-1”).

FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim periods. All of these FSPs are effective for interim and annual periods ending after June 15, 2009. The Company does not expect that its adoption of FSP FAS 157-4 and FSP FAS 115-2 will have a material impact on its consolidated financial statements. FSP FAS 107-1 may result in increased disclosures in the Company’s future interim periods.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS No. 165"). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This statement is effective for interim and annual periods ending after June 15, 2009. The Company does not expect that the adoption of SFAS No. 165 will have a material effect on its consolidated financial statements or notes thereto.

In September 2009, the FASB ratified the consensuses reached by the EITF regarding the following issues involving revenue recognition:

•	Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 08-1”); and
•	Issue No. 09-3, “Certain Revenue Arrangements That Include Software Elements” (“EITF No. 09-3”).

EITF No. 08-1 applies to multiple-deliverable revenue arrangements that are currently within the scope of EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF No. 08-1 also:

•

provides principles and application guidance on whether a revenue arrangement contains multiple deliverables, how the arrangement should be separated, and how the arrangement consideration should be allocated;

•

requires an entity to allocate revenue in a multiple-deliverable arrangement using estimated selling prices of the deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price;

•	eliminates the use of the residual method and, instead, requires an entity to allocate revenue using the relative selling price method; and
•	expands disclosure requirements with respect to multiple-deliverable revenue arrangements.

EITF No. 09-3 applies to multiple-deliverable revenue arrangements that contain both software and hardware elements, focusing on determining which revenue arrangements are within the scope of the software revenue guidance in SOP No. 97-2. EITF No. 09-3 removes tangible products from the scope of the software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. The accounting guidance in EITF No. 08-1 and EITF No. 09-3 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, an entity can elect to adopt the provisions of these issues on a retrospective basis. The Company is assessing the potential impact that the application of EITF No. 08-1 and EITF No. 09-3 may have on its consolidated financial statements and disclosures.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to financial market risks, primarily from changes in interest rates that may impact the fair values of the Company’s short-term investments in marketable debt securities. Derivative financial instruments are not used to manage these risks.

As discussed in Note 2 to the Condensed Consolidated Financial Statements, short-term investments as of October 31, 2008 consisted of marketable debt securities, principally U.S. government agency obligations, which the Company deems available-for-sale. The Company’s investment policy provides guidelines relative to diversification and maturities designed to maintain safety and liquidity. Consistent with this policy, the Company’s investment purchases consisted primarily of corporate and municipal short and medium-term notes, U. S. government obligations, U. S. government agency obligations and/or mutual funds investing in the like during the nine months ended October 31, 2007 and 2008. At any given time, the Company’s mix of investments held as cash and cash equivalents versus short-term investments is dependent upon the Company’s view of each prospective investment’s price risk relative to the attainment of potentially higher yields or returns on its invested cash. A 10% increase or decrease in the fair values of the Company’s short-term investments held at October 31, 2008 would have a material effect on the Company's consolidated financial position.

As of the end of each reporting period, the Company adjusts the carrying amount of each short-term investment to its fair value. For each of the Company’s marketable debt securities held as of October 31, 2008, the Company’s measurements of fair value were based on non-binding market consensus prices that can be corroborated with observable market data.

The payment of the special cash dividend on April 20, 2009 reduced cash and cash equivalents and short-term investments by approximately $200 million. As of April 30, 2009, cash and cash equivalents and short-term investments totaled approximately $81.8 million. If, during the fiscal year ended January 31, 2010, average short-term interest rates increase or decrease by 50 basis points relative to average rates realized during the year ended January 31, 2009, the Company’s projected  interest  income  from cash and cash equivalents and short-term investments would increase or decrease by approximately $0.4 million, assuming a similar level of investments as held as of April 30, 2009.

The Company’s cash equivalents primarily consist of investments in money market funds placed with high credit-quality financial institutions. Due to the short-term nature of the Company’s cash and cash equivalents, the carrying amounts are not generally subject to price risk due to fluctuations in interest rates.

ITEM 4.           CONTROLS AND PROCEDURES

Introduction

As discussed in the Explanatory Note above, the Company is contemporaneously filing on this date both its Annual Report on Form 10-K for the period ended January 31, 2009 (the “Fiscal Year 2008 Form 10-K”), and this Quarterly Report on Form 10-Q for the period ended October 31, 2008, which is the third quarter of the final fiscal year included in the Fiscal Year 2008 Form 10-K. Investors are encouraged to refer to the disclosure contained in Item 9A of the Fiscal Year 2008 Form 10-K, which contains management’s conclusions on the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of January 31, 2009, as well as a discussion of changes in internal control over financial reporting that have occurred over the reporting periods covered by the Fiscal Year 2008 Form 10-K, which include the interim period covered by this Quarterly Report on Form 10-Q.

Background of Restatement

As previously disclosed, the Company’s Audit Committee conducted investigations regarding certain option-related accounting practices (Phase I) and excess expense accruals and incorrect deferral of revenues (Phase II) – both of which were found to have been incorrect (together the “Audit Committee Investigations”). These incorrect accounting practices impacted certain originally reported amounts in the Company’s consolidated financial statements for each of the fiscal years beginning with the fiscal year ended December 31, 1996 and ending with the fiscal year ended January 31, 2005. In addition, the Company evaluated its software revenue recognition practices for complex contractual arrangements under AICPA Statement of Position No. 97-2, “Software Revenue Recognition,” (“SOP No. 97-2”) and found that the Company had incorrectly applied the accounting guidance in SOP No. 97-2 in each of the fiscal years from the fiscal year ended January 31, 1999 through the fiscal year ended January 31, 2005. The Company also evaluated its depreciation expense recognition and determined that certain errors had been made in its recognition of depreciation expense for each of the fiscal years from the fiscal year ended January 31, 2000 through the fiscal year ended January 31, 2005. Details of the results of the Audit Committee Investigations and the Company’s evaluation of its revenue recognition practices, and its depreciation expense recognition practices, are discussed in the Explanatory Note at the beginning of this Quarterly Report on Form 10-Q.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and other procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedure include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company completed an evaluation, as of October 31, 2008, under the supervision of and with participation from the Company’s management, including the Chief Executive and Chief Financial Officers, as to the effectiveness of the Company’s disclosure controls and procedures. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weaknesses in its internal control over financial reporting described below and in the Fiscal Year 2008 Form 10-K, and its inability to file certain reports required under the Exchange Act within their required time periods, the Company’s disclosure controls and procedures were not effective as of October 31, 2008.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Under applicable SEC rules (Exchange Act Rules 13a-15(c) and 15d-15(c)), management (with the participation of the Chief Executive Officer and the Chief Financial Officer) is only required to evaluate the effectiveness of the Company’s internal control over financial reporting as of the end of each fiscal year. However, Exchange Act Rules 13a-15(c) and 15d-15(c) require management (with the participation of the Chief Executive Officer and the Chief Financial Officer) to evaluate any change in the Company’s internal control over financial reporting that occurred during each fiscal quarter that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting. In evaluating whether there were any reportable changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2008, management determined (with the participation of the Chief Executive Officer and the Chief Financial Officer) that there were such changes in the form of remedial actions either commenced or in progress during this quarter to address the material weaknesses identified in the Fiscal Year 2008 Form 10-K, as in existence as of January 31, 2009. Management further believes that these material weaknesses existed throughout the interim period ended October 31, 2008, which is the period covered by this Quarterly Report on Form 10-Q. Before we describe the remedial actions that constitute reportable changes in internal control over financial reporting occurring during the interim period covered by this Quarterly Report on Form 10-Q, we believe it would be helpful for investors to review the list of material weaknesses identified in the Fiscal Year 2008 Form 10-K (as set forth under Item 9A of such Form 10-K), which we have repeated in full below:

29

•

Inadequate and ineffective controls over the periodic external financial reporting process. The Company did not have adequate design or operational controls and procedures that provided reasonable assurance that financial statements could be prepared in accordance with GAAP by the end of the reporting period. Specifically, because the Company was in the process of preparing the restatement described above, the Company did not (a) timely determine pre-tax income for purposes of accounting for income taxes; (b) timely resolve all matters involved in the preparation of the Company’s financial statements; and (c) timely perform and evaluate the effectiveness of the entity-level controls required for the external financial reporting process. As a result, adjustments to various account balances in the Company’s quarterly and annual financial statements during each of last four years ended January 31, 2009 have been recorded after the preparation of the internal financial statements the Company uses for management reporting purposes.

While these adjustments were not individually material, the aggregation of these matters results in a material weakness in the design and operating effectiveness of the controls over the periodic external financial reporting process.

•

Inadequate and ineffective controls over share-based payments. The Company did not maintain effective controls over the administration and accounting for and disclosure of its share-based payments awards. Specifically, the Company had not maintained effective controls over share-based payments by not fully implementing formalized written policies and procedures governing the issuance, accounting and communication of share-based awards and the monitoring of the process thereof.

This material weakness contributed to the misstatement of share-based payments expense which required the restatement of previously reported consolidated financial statements and contributed to the delay in filing the Fiscal Year 2008 Form 10-K and certain other periodic reports during the period covered by the Fiscal Year 2008 Form 10-K.

•

Inadequate and ineffective controls over the selection and application of GAAP. The Company did not maintain a sufficient complement of accounting and finance personnel who were adequately trained and who possessed the appropriate level of experience with GAAP to properly account for complex accounting transactions. Specifically, the Company did not have personnel possessing sufficient technical expertise related to accounting for revenue recognition activities under SOP No. 97-2 for each of the years from January 31, 1999 through January 31, 2005 and for the correct calculation of depreciation expense for each of the years from January 31, 2000 through January 31, 2005.

This material weakness contributed to the misstatement of software license and post-contract service revenue and depreciation expense which required the restatement of previously reported consolidated financial statements and contributed to the delay in filing Fiscal Year 2008 Form 10-K and certain other periodic reports during the period covered by the Fiscal Year 2008 Form 10-K.

30

•

Inadequate and ineffective controls relating to the accounting for complex software revenue recognition transactions. The Company did not maintain effective design or operational controls related to the accounting for the application of SOP No. 97-2 for complex software transactions involving both the licensing of software and post-contract services. Specifically, the Company did not have adequate policies and procedures in place to ensure the proper recognition of development kit revenue as well as post-contract services included in the initial license fee in accordance with GAAP.

This material weakness contributed to the misstatement of software license and post-contract service revenue which required the restatement of previously reported consolidated financial statements and contributed to the delay in filing Fiscal Year 2008 Form 10-K and certain other periodic reports during the periods covered by the Fiscal Year 2008 Form 10-K.

As explained in greater detail under Item 9A of the Fiscal Year 2008 Form 10-K, the Company and its management undertook a broad range of remedial measures throughout the fiscal periods covered by the Fiscal Year 2008 Form 10-K, some of which had been instituted before the interim period ended October 31, 2008, to address the material weaknesses in the Company’s internal control over financial reporting that are identified by management in its Report on Internal Control Over Financial Reporting in such Form 10-K (under Item 9A) and which prompted management to conclude (in such Management’s Report on Internal Control Over Financial Reporting) that the Company’s internal control over financial reporting was ineffective as of January 31, 2009. Some of these measures either were initiated, or were in progress, during the interim period ended October 31, 2008 covered by this Quarterly Report on Form 10-Q. Specifically, with respect to the material weaknesses that are identified in the Annual Report on Form 10-K for the period ended January 31, 2009, the Company either commenced or continued implementing the following remedial actions during the interim period ended October 31, 2008, which actions the Company believes constitute changes in internal control over financial reporting during the fiscal quarter ended October 31, 2008 that either have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting:

Actions taken prior to the Quarter Ended October 31, 2008 that were enhanced or continued during the Quarter Ended October 31, 2008

•	we updated our Employee Code of Business Conduct and Ethics. All officers and employees were required to acknowledge their commitment to adhering to the Company’s code of conduct;
•

we reemphasized to all employees the availability of its whistleblower hotline, through which employees at all levels can anonymously submit information or express concerns regarding accounting, financial reporting or other irregularities they become aware of or have observed;

•

we scheduled meetings during the periodic external financial reporting process at which the Chief Executive Officer and the General Counsel were present for the purpose of discussing any issues or information of relevance to the Company’s financial statements and financial reporting processes;

31

•

we implemented a program geared toward reemphasizing the importance of training and ethical conduct in all aspects of its operations, which included education and training to all personnel involved in the financial reporting process or accounting-related functions;

•

we formalized a procedure whereby every new stock option grant will be approved at a meeting of the Stock Option Committee and not by means of Unanimous Written Consent, and such approval will be documented and complemented by a contemporaneous calculation of the fair value of the award by the finance department and the development and approval of a schedule for the recognition of the related cost in the Company’s financial statements;

•	we added new personnel with technical accounting expertise to the organization, specifically with regards to accounting for complex revenue arrangements and depreciation; and
•

we expanded the scope of internal audit activities, under supervision of the Audit Committee, to include additional evaluation of the Company’s internal control processes and procedures and information technology general controls.

Actions that were begun during the Quarter Ended October 31, 2008 that were enhanced or continued subsequent to the Quarter Ended October 31, 2008

•

on a quarterly basis, we have evaluated our financial reporting and accounting processes with an emphasis upon its documentation of the support/rationale for (i) various accrual accounts, (ii) recognition of revenues and (iii) accounting for current and deferred income taxes. The quarterly results were reported to the Audit Committee;

•

our stock option grant process will be administered by the Company’s General Counsel who reports directly to the Chief Executive Officer and who will provide coordination, visibility and oversight of the stock option grant process;

•

management has conducted an evaluation of its manual processes and automated software tools used for stock option and other equity awards to improve the accuracy of record keeping and requires formal training by users of such processes and tools;

•

on a quarterly basis, we analyzed (i) recent accounting pronouncements and (ii) changes in the Company’s business with regard to their applicability to or effect on the Company’s financial statements. The accounting staff prepared recommendations for changes in accounting principles, if required; and

•	we provided regular training for the accounting staff on generally accepted accounting principles and other specific accounting and reporting topics.

For a more comprehensive discussion of the material weaknesses in internal control over financial reporting identified by management as of January 31, 2009, and the remedial measures undertaken to address these material weaknesses, which remedial measures continued after the fiscal period covered by this Quarterly Report on Form 10-Q, investors are encouraged to review Item 9A, Controls and Procedures, of the Fiscal Year 2008 Form 10-K filed on September 30, 2009.

PART II

ITEM 1.	LEGAL PROCEEDINGS.

Dismissed Derivative Actions

Certain of our officers and directors were named as nominal defendants in the following three derivative actions relating to our historical accounting practices for stock option grants issued beginning in fiscal year 2000. These suits have been dismissed.

1.	Stone v Osborne, et al., No. 06-cv-03120-RBK-JS (D.N.J., filed July 16, 2006);
2.	Gabbard v. Osborne, et al., No. 06-cv-06049-RBK-JS (D.N.J., filed Dec. 15, 2006);
3.	Grunert v. Osborne, et al., N. Bur.-C-0017-07 (N.J. Super. Burlington County, filed Feb. 6, 2007).

The Stone and Gabbard actions were consolidated on March 20, 2007. On April 19, 2007, Plaintiff Grunert voluntarily dismissed the state complaint against all defendants and joined the consolidated Stone/Gabbard derivative action.

We moved to dismiss the consolidated derivative complaint. On July 16, 2007, the District of New Jersey dismissed the consolidated derivative complaint in its entirety and with prejudice. Plaintiffs did not appeal the dismissal.

Settled SEC Civil Injunctive Action

Subsequent to the fiscal quarter ended October 31, 2008, on June 18, 2009 the SEC announced that it had filed a civil injunctive action against the Company, in the U.S. District Court for the Eastern District of New York (the “Court”), for violations of:

1)	Section 17(a) of the Securities Act of 1933 which prohibits any knowing misrepresentation in the offer or sale of any security;
2)

Section 13(a) of the Exchange Act and SEC Rules 13a-1, 13a-11, and 13a-13 which require filing of required reports and prohibit the use of any untrue statements of material facts, omission of material facts or misleading information;

3)

Sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act which require (i) keeping books and records in reasonable detail to accurately reflect transactions and disposition of assets and (ii) devising and maintaining a system of internal accounting controls that can ensure transactions are properly recorded; and

4)

Section 14(a) of the Exchange Act and SEC Rule 14a-9, which prohibit any solicitation by means of a proxy statement or other written or oral communication that is false or misleading with respect to any material fact or omits to state any material fact.

Simultaneous with the filing of the Complaint, without admitting or denying the allegations therein, the Company consented to the issuance of a Final Judgment (the “Final Judgment”). The Court imposed the Final

Judgment on July 22, 2009, ordering that the Company and its agents are permanently restrained and enjoined from violations, directly or indirectly, of Section 17(a) of the Securities Act of 1933, Sections 13(a), 13(b)(2)(A) and (B) and 14(a) of the Exchange Act and SEC Rules 13a-1, 13a-11, 13a-13 and 14a-9. The Final Judgment also orders the Company to become current in its reporting obligations under Section 13(a) of the Exchange Act on or before November 9, 2009.

From time to time, the Company is subject to claims in legal proceedings arising in the normal course of its business. The Company does not believe that it is currently party to any pending legal actions that could reasonably be expected to have a material adverse effect on its business, financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS.

The risks described below, together with all of the other information included in this Quarterly Report on Form 10-Q and the Annual Report on Form 10-K for the period ended January 31, 2009 (the “Fiscal Year 2008 Form 10-K”)   should be carefully considered in evaluating our business and prospects. The risks and uncertainties described below could adversely affect our results of operations or financial condition and cause our actual results to differ materially from those expressed in forward-looking statements made by us. Although we believe that we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our future performance or financial condition. In addition, more detailed information regarding various risks and uncertainties facing us are included under Items 1 and 7 of the Fiscal Year 2008 Form 10-K. Solely for purposes of the risk factors in this Item 1A, the terms "we," "our," and "us" refer to Ulticom, Inc. and its subsidiaries.

The Company has not filed its Annual Reports on Form 10-K for the fiscal years ended January 31, 2006, January 31, 2007 and January 31, 2008. As discussed in the Explanatory Note above, the Company is contemporaneously filing on this date both its Fiscal Year 2008 Form 10-K  and this Quarterly Report on Form 10-Q for the period ended October 31, 2008. The Fiscal Year 2008 Form 10-K includes the period ended October 31, 2008, which is the third quarter of the final fiscal year included in the Fiscal Year 2008 Form 10-K. The Fiscal Year 2008 Form 10-K contains the following risk factors, which describe the risks applicable to the Company and an investment in its common stock as of the date of the filing of this Quarterly Report on Form 10-Q:

Risks Relating to Investing in Our Common Stock

We have incurred substantial expenses for litigation and governmental enforcement action and may continue to have increased exposure to contingent liabilities because of historical improper accounting practices identified by our Audit Committee Investigations and other improper accounting practices, each of which required restatement adjustments to be made in our consolidated financial statements and resulted in our inability to file required periodic reports with the SEC during the period from December 2005 to September 30, 2009.

As described in the Explanatory Note immediately preceding Part I, Item 1, our Audit Committee conducted a comprehensive review of our historical practices related to the granting of stock options and certain other non-option related accounting practices with the assistance of independent legal counsel and forensic accounting  experts.  We  have  made  certain  restatement  adjustments  in  our  consolidated  financial  statements  as  of

February 1, 2005 in connection with: (a) the completed investigations by the Audit Committee relating to improper historical option grant practices and other unrelated historical accounting practices; (b) the Company’s evaluation of its software revenue recognition policies for complex contractual arrangements under AICPA Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP No. 97-2”), as amended and interpreted; and (c) the Company’s evaluation of its accounting practices with respect to the recognition of depreciation expense. Due to the pendency of the investigations and restatement adjustments, we have been unable to make required filings of Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K since December 2005. These issues have exposed us to risks associated with litigation, regulatory proceedings and government enforcement actions. Additionally, the Audit Committee’s review and related activities have required us to incur substantial expenses for legal, accounting, tax and other professional services and have diverted management’s attention from our business.

In addition, the Company and certain of our officers and directors were named as nominal defendants in three derivative actions relating to our historical accounting practices for stock option grants issued beginning in fiscal year 2000. Although these suits have been dismissed, there is risk that other actions could be filed against us and certain current or former officers and directors based on allegations relating to our historical stock option grant practices, the associated restatement adjustments or our failure to file required periodic reports with the SEC. We have incurred and may incur substantial additional defense costs with respect to potential future claims, regardless of their outcome. Likewise, these claims might continue to cause a diversion of our management’s time and attention.

Because we have not been current in our Exchange Act reporting obligations and have not filed required periodic reports with the SEC during the period from December 2005 until September 30, 2009, we have been unable to utilize a Form S-8 Registration Statement and accordingly, have been unable to permit employees to exercise stock options. We have received correspondence from counsel representing three former officers and employees indicating that we may be sued by such parties in connection with their inability to exercise stock options. It is possible that we may be sued by these or other employees in connection with their stock options, employment terminations and other matters. These lawsuits may be time consuming, expensive, and may cause further distraction from the operation of the business.

No assurance can be given regarding the outcomes from any litigation, regulatory proceedings or government enforcement actions. The resolution of any such matters may be time consuming, expensive, and may distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our directors and officers liability insurance is unlikely to provide coverage for expenses or liability relating to our historical improper option-related accounting practices and, accordingly, significant indemnification liabilities are likely to be uninsured and could have a material adverse effect on our business, financial position, results of operations or cash flows.

We are obligated, subject to certain limitations, to indemnify our current and former directors, officers and employees against personal liability for their actions in service to the Company, which would include regulatory or litigation matters relating to our historical improper stock option granting practices. Such obligations may arise under the terms of our amended and restated certificate of incorporation, our amended and restated bylaws, applicable agreements or New Jersey law. An obligation to indemnify generally means that we are required to pay or reimburse damages and other liabilities that may be incurred, as well as the individual’s legal expenses that may be incurred in defending the matter. Our insurance coverage for periods prior to June 29, 2007 is unlikely to provide coverage for expenses resulting from our historical improper stock option granting practices and any such coverage is shared with Comverse Technology, Inc. and related parties. Factors that may affect any available coverage are minimum retention requirements and exceptions for certain non-qualifying expenses. Additionally, our current directors and officers liability insurance does not provide coverage with respect to our historical stock option granting practices.

No assurance can be given regarding the outcomes from any obligation to indemnify our current and former directors, officers and employees in connection with any regulatory or litigation matter. The resolution of these matters may be time consuming, expensive, and may distract management from the conduct of our business; the effect of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The Company was a defendant in an SEC enforcement action and the Company and its agents are permanently enjoined from violations of Section 17(a) of the Securities Act of 1933, Sections 13(a), 13(b)(2)(A) and (B) and 14(a) of the Exchange Act, and SEC Rules 13a-1, 13a-11, 13a-13 and 14a-9.

On June 18, 2009 the SEC announced that it had filed a civil injunctive action against the Company, in the U.S. District Court for the Eastern District of New York (the “Court”), for violations of:

1)	Section 17(a) of the Securities Act of 1933 which prohibits any knowing misrepresentation in the offer or sale of any security;
2)

Section 13(a) of the Exchange Act and SEC Rules 13a-1, 13a-11, and 13a-13 which require filing of required reports and prohibit the use of any untrue statements of material facts, omission of material facts or misleading information;

3)

Sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act which require (i) keeping books and records in reasonable detail to accurately reflect transactions and disposition of assets and (ii) devising and maintaining a system of internal accounting controls that can ensure transactions are properly recorded; and

4)

Section 14(a) of the Exchange Act and SEC Rule 14a-9, which prohibit any solicitation by means of a proxy statement or other written or oral communication that is false or misleading with respect to any material fact or omits to state any material fact.

Simultaneous with the filing of the Complaint, without admitting or denying the allegations therein, the Company consented to the issuance of a Final Judgment (the “Final Judgment”). The Court imposed the Final Judgment on July 22, 2009, ordering that the Company and its agents are permanently restrained and enjoined from any violations, directly or indirectly of Section 17(a) of the Securities Act of 1933, Sections 13(a), 13(b)(2)(A) and (B) and 14(a) of the Exchange Act and SEC Rules 13a-1, 13a-11, 13a-13 and 14a-9.

The Final Judgment provided that the Company must become current in its reporting obligations under Section 13(a) of the Exchange Act on or before November 9, 2009.

Any future violation of the Final Judgment could require the Company to pay material fines or suffer other penalties, each of which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

As disclosed in our Fiscal Year 2008 Form 10-K and in Item 4 of this Form 10-Q, our disclosure controls and procedures were determined to be deficient due to our material weaknesses in our internal control over financial reporting and our inability to timely file periodic reports with the SEC. These material weaknesses result in more than a remote likelihood that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected.

The Sarbanes-Oxley Act of 2002 and SEC rules require that management report annually on the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. Among other things, management must conduct an assessment of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to audit, the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Based on our management’s assessment, we believe that our internal controls over financial reporting were not effective. The specific material weaknesses are described in Item 4 of this Quarterly Report on Form 10-Q. These material weaknesses in our internal control over financial reporting result in more than a remote likelihood that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected.

We cannot assure you that additional material weaknesses in our internal control over financial report will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements. These misstatements could result in a restatement of financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

For more information relating to the Company’s internal control over financial reporting and disclosure controls and procedures, and remediation efforts undertaken by the Company, see Item 9A of the Fiscal Year 2008 Form 10-K.

Our stock is quoted on the Pink Sheets, which limits the liquidity of our common stock.

On February 1, 2007, the NASDAQ Global Market de-listed our common stock because we were not able to file Form 10-Ks and Form 10-Qs with the SEC in a timely manner. Since that time our common stock has been quoted on the over-the-counter “Pink Sheets” under the symbol “ULCM.PK.” Broker-dealers often decline to trade in “Pink Sheet” stocks given that the market for such securities is often limited, the stocks are more volatile, and the risk to investors is greater. Consequently, the opportunity to sell our common stock may be limited. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock as well as lower trading volume.

Although we intend to apply for the listing of our common stock on the NASDAQ once we are current in our periodic reporting obligations with the SEC, we cannot guarantee that such application, if made, will be approved. Investors should realize that they may be unable to sell shares of our common stock that they hold or purchase, because such application may not be successful or a going private transaction may intervene. Accordingly, investors must be able to bear the financial risk of losing their entire investment in our common stock. This limited liquidity may also limit our ability to obtain equity financing.

Certain of our periodic reports filed with the SEC are inaccurate and cannot be relied upon.

The Company has not amended and does not plan to amend its  Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q that have been filed by the Company since its initial public offering on April 5, 2000 and prior to September 30, 2009, the filing date of the Fiscal Year 2008 Form 10-K. Accordingly, the consolidated financial statements and related financial information contained in such previously filed reports should not be relied upon as described in our Current Report on Form 8-K dated April 16, 2006. For the same reason, investors also should not rely on the unaudited financial results reported in Current Reports on Form 8-K filed prior to September 30, 2009.

Our past failure to file reports on Form 10-K and Form 10-Q in a timely manner will result in our ineligibility to register securities on Form S-3.

As a result of our failure to timely file our Quarterly Reports on Form 10-Q and our Annual Reports on Form 10-K for the fiscal years ended January 31, 2006, 2007, 2008 and 2009, we will be ineligible to register our securities on Form S-3 for sale by us or resale by others until we have timely filed all periodic reports under the Exchange Act, as amended, for a period of twelve months and any portion of a month from the due date of the last untimely report.  We may attempt to use Form S-1 to raise capital or complete acquisitions using our securities, but doing so could increase transaction costs and adversely affect our ability to raise capital or complete such acquisitions in a timely manner.

We are controlled by our majority shareholder, Comverse Technology, Inc. whose interests may not be aligned with the interests of our other shareholders.

Comverse Technology, Inc. beneficially owns a majority of our outstanding shares of common stock. Consequently, Comverse Technology, Inc. controls the outcome of all matters submitted for shareholder action, including the composition of our Board of Directors and the approval of significant corporate transactions. Through its representation on our Board of Directors, Comverse Technology, Inc. has a controlling influence on our strategic direction, policies and management, including the ability to appoint and remove officers. As a result, Comverse Technology, Inc. may cause us to take actions that may not be aligned with the interests of other shareholders. For example, Comverse Technology, Inc. may prevent, delay or accelerate any transaction involving a change in control of us or in which our shareholders might receive a premium over the prevailing market price for their shares, or may determine to pursue a transaction not involving a premium.

We paid a special dividend which reduced our cash reserves available to fund future growth or pay unanticipated contingent liabilities.

Prior to April 20, 2009, we held approximately $280 million of cash. On April 2, 2009, our Board of Directors declared a special cash dividend (the “Special Dividend”) of $4.58 per share, payable on April 20, 2009 to our shareholders of record as of the close of business on April 13, 2009. After giving effect to the Special Dividend, our cash assets were reduced by approximately $200 million. Our cash reserves may be inadequate to fund unanticipated contingent liabilities or any significant changes in or expansions to our business plan.

Risks Related to the Communications Industry

Adverse conditions in the communications industry have harmed and may continue to harm our business, financial condition and results of operations.

Our business is particularly dependent on, and we derive substantially all of our revenue from, the communications industry, which has experienced a challenging capital spending environment in recent years. Our sales to equipment manufacturers and application developers who supply the communications industry have been adversely affected by the ongoing slowdown of infrastructure purchases by communication service providers and by declines in technology expenditures. In addition to loss of revenue, weakness in the communications industry may affect our business by increasing the risks of credit or business failures of suppliers, customers or distributors, by delays and defaults in customer or distributor payments, and by price reductions instituted by competitors to retain or acquire market share.

Our quarterly revenues and operating results can fluctuate substantially and can be difficult to forecast due to the nature of our business.

Because a significant proportion of our revenues are dependent upon deployment of our products by our customers, we lack visibility to the ultimate timing of a sale. A delay, cancellation or other factors resulting in the loss or deferral of a sale may not be discernible until the end of a financial reporting period. Accordingly, it has been and continues to be very difficult for us to accurately forecast future revenues and operating results.

Consolidation in the communications industry could result in a further increase in our dependence on a small number of customers as well as increased pricing pressures on us.

To the extent that our customer base consolidates as a result of mergers in the communications industry, we may have an increased dependence on a few customers who may be able to exert increased pressure on our prices and contractual terms in general. Consolidation also may result in the loss of both our existing and potential customers.

Changes in the communications industry may lead to increased competition and harm our business.

The communications industry continues to undergo significant change as a result of deregulation and privatization worldwide, reducing restrictions on competition in the industry. We believe that existing competitors will continue to present substantial competition, and that other companies, many with considerably greater financial, marketing, and sales resources than us, may enter the markets for our products. In addition, we may lose sales to companies operating in regions such as India and China as a result of pricing competition because of their lower operating costs.

Our competitors may be able to develop more quickly or adapt faster to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion, and sale of their products. Some of our competitors have longer operating histories, larger customer bases, longer standing relationships with customers, greater name recognition, and significantly greater financial, technical, marketing, customer service, public relations, distribution, and other resources. New competitors continue to emerge, which may create pricing pressure and reduce our market share. In addition, some of our customers may in the future decide to internally develop their own solutions instead of purchasing them from us. Increased competition could force us to lower our prices or take other actions to differentiate our products.

Because the market for our products is characterized by rapidly changing technology, our future success depends on our ability to enhance our existing products and the timely and cost-effective development, marketing, and adoption of new products.

The communications industry is subject to rapid technological change. The introduction of new technologies in the communications market, including the delay in the adoption of such new technologies, and new alternatives for the delivery of services are having, and can be expected to continue to have, a profound effect on competitive conditions in the market and the success of market participants, including us. Our continued success will depend on the ability to correctly anticipate technological trends, to react quickly and effectively to such trends, enhance our existing product line, and to introduce new products on a timely and cost-effective basis. As a result, the life cycle of our product line is difficult to estimate. Discontinuing a product line may result in our recording accrued liabilities for special charges, such as costs associated with a reduction in workforce. These strategic decisions could result in changes to determinations regarding a product’s useful life and the recoverability of the carrying basis of certain assets.

Moreover, most of our products are designed to support SS7 and SIGTRAN protocols. If future networks do not utilize these protocols, because they are using newer technology, and we are unable to adapt our products to work with other appropriate signaling protocols, our products will become less competitive or obsolete. A reduction in the demand for these products could adversely affect our business and operating results.

Risks Related to Our Business

We have a limited product portfolio and our primary source of revenue is from our Signalware AR products.

Over 90% of our revenue is derived from our Signalware AR products and related services. If demand for this product decreases or if we are unable to replace this product and related service revenue with revenue from a product that has similar acceptance with our customers, this would cause a material adverse effect on our business.

We are endeavoring to migrate our largest selling product to new network technologies and protocols; however, even if this development is successful it may not be as profitable.

Signalware AR is based on a technology that relies on an infrastructure that may become obsolete as it is replaced by new network technologies and protocols. Even if we successfully migrate our Signalware products to these new network technologies and protocols, the replacement products may not be as profitable.

We may incur significant costs related to undetected product defects, errors or operational problems.

Our products involve sophisticated technology that performs critical functions to highly demanding standards. If our current or future products develop operational problems, we may incur fees and penalties in connection with such problems, which could have an adverse effect on us. We offer complex products that may contain undetected defects or errors, particularly when first introduced or as new versions are released. We may not discover such defects, errors, or operational problems until after a product has been released and used by the customer. Significant costs may be incurred to correct undetected defects, errors or operational problems in our products and these defects, errors, or operational problems could result in future lost sales. Defects, errors, or operational problems in our products also may result in product liability claims, which could cause adverse publicity and impair their market acceptance.

We depend on a limited number of manufacturers and suppliers, and any failure of those parties to fulfill their obligations may disrupt our product supply.

Because we rely on a limited number of independent manufacturers to produce boards for our products, if these manufacturers experience financial, operational or other difficulties, we may experience disruptions to our product supply. We may not be able to find alternate manufacturers that meet our requirements and existing or alternative sources for boards may not continue to be available at favorable prices. We also rely on a limited number of suppliers for our board components and we do not have any long-term supply agreements. Thus, if there is a shortage of supply for these components, we may experience an interruption in our product supply, which could have an adverse effect on short term operating results.

We depend on a limited number of customers, and the loss of any of these customers or a significant order from any of these customers could adversely affect our business.

A limited number of customers have contributed to a significant percentage of our revenues; with 60% of our fiscal year 2008 revenues derived from only three customers (Nokia Siemens Networks, Alcatel-Lucent, and Sonus Networks, Inc.). We anticipate that our operating results in any given period will continue to depend significantly upon revenues from a small number of customers. The deferral or loss of one or more significant orders from any of these customers or the loss of any of these customers could have an adverse effect on our business and operating results.

Our business could be adversely affected if we are unable to attract new customers.

In order to increase our revenues and reduce our dependence on a limited number of customers, we will need to attract additional customers on an ongoing basis. In addition, because our products have long sales cycles that typically range from six to twelve months, our ability to forecast the timing and amount for specific sales is limited. The loss or deferral of one or more significant sales could have an adverse effect on our operating results in any fiscal quarter, especially if there are significant sales and marketing expenses associated with the deferred or lost sales. Our software products are primarily sold to equipment manufacturers and application developers who integrate our products with their products and sell them to communications service providers. The success of new products depends on our being able to successfully develop sales channels directly to service providers. The success of our business and operating results is dependent upon our channel and marketing relationships with these manufacturers, developers and service providers and the successful development and deployment of their products. If we cannot successfully establish channel and marketing relationships with leading equipment manufacturers, application developers and communications service providers or maintain these relationships on favorable terms, or our sales channels are affected by economic weakness, our business and operating results may be adversely affected.

We make significant investments in sales and marketing and research and development, and the failure for a market to emerge for these new products or customers to accept them could adversely affect our business and the investments may be lost.

We have made and continue to make significant investments in the areas of sales and marketing, and research and development. Our research and development activities include ongoing significant investment in the development of additional features and functionality for our products, including products based on emerging open standards for Internet protocols that facilitate the convergence of voice and data networks. The success of these initiatives will be dependent upon, among other things, the emergence of a market for these types of products and their acceptance by existing and new customers. We believe that expenditures on these initiatives are necessary to enhance our products in order to remain competitive, provide future growth opportunities and to maintain our presence in the market. Our product initiatives reflect our continuing analysis of the future demand for new products and services, and, from time to time, we are required to reprioritize or otherwise modify our product plans based on such analysis. Our business may be adversely affected by our failure to correctly anticipate the emergence of a market demand for certain products or services, or delays or changes in the evolution of market opportunities. If a sufficient market does not emerge for new or enhanced products developed by us, or we are not successful in marketing such products, our growth could be adversely affected and our investment in those products may be lost.

Failure to attract and retain qualified personnel, including key management, could have an adverse effect on us.

Our success is dependent on recruiting and retaining key management and highly skilled technical, managerial, sales, and marketing personnel. The market for highly skilled personnel remains very competitive. We have in the past and may in the future experience difficulty in recruiting or retaining qualified personnel due to, among other reasons, constraints on our ability to use equity compensation, the uncertainty caused by the Audit Committee Investigations and speculation regarding a potential change of control. Our inability to file the required periodic reports with the SEC has resulted in a prohibition on employee exercises of vested stock options and limited our ability to make new equity incentive awards. Our ability to attract and retain employees also may be affected by cost control actions, which in the past and may again in the future, include reductions in our workforce and the associated reorganization of operations. If the costs of attracting and retaining qualified personnel increase significantly, our financial results could be adversely affected.

If we experience disruptions or systems failures, our ability to conduct our business would be materially harmed.

We are a highly automated business and a disruption or failure of our systems in the event of a catastrophic event, such as a major earthquake, tsunami, or other natural disaster, cyber-attack or terrorist attack could cause delays in completing sales and providing services. A catastrophic event that results in the destruction or disruption of any of our critical business systems could severely affect our ability to conduct normal business operations and, as a result, the financial condition and operating results could be adversely affected.

In addition, “hackers” and others have, in the past, created a number of computer viruses or otherwise initiated “denial of service” attacks on computer networks and systems. Our information technology infrastructure is regularly subject to various attacks and intrusion efforts of differing seriousness and sophistication. If such “hackers” are successful, confidential information, including passwords, financial information, or other personal information may be improperly obtained and we may be subject to lawsuits and other liability. Even if we are not held liable, a security breach could harm our reputation. Even the perception of security risks, whether or not valid, could inhibit market acceptance of our products and could harm our business, financial condition, and operating results. While we diligently maintain our information technology infrastructure and continuously implement protections against such viruses, electronic break-ins, disruptions, or intrusions, if the defensive measures fail or should similar defensive measures by our customers fail, our business could be adversely affected.

Our international operations involve special challenges that we may not be able to meet, which could adversely affect our financial results.

We currently derive a majority of our total revenues from customers outside of the United States. International transactions involve particular risks, including political decisions affecting tariffs and trade conditions, rapid and unforeseen changes in economic conditions in individual countries, difficulty in enforcing intellectual property rights, turbulence in foreign currency and credit markets, and increased costs resulting from lack of proximity to the customer. In addition, legal uncertainties regarding liability, compliance with local laws and regulations, local taxes, labor laws, employee benefits, currency restrictions, difficulty in accounts receivable collection, longer collection periods, and other requirements may have a negative impact on our operating results. Unforeseen changes in the regulatory environment, including, but not limited to changes in product requirements also may have an impact on our revenues, operations and/or costs in any given part of the world. New manufacturing requirements for our products could also require us to redesign or find alternatives to such products, resulting in delays and possibly lost sales.

Changes to licensing regulations abroad could adversely affect business, financial condition, results of operations and cash flows.

All of our products are of U.S. origin and are classified under the U.S. export regulations such that currently no licenses are required to export to the countries with which we currently conduct business. In the future, we may be required to obtain export licenses and other authorizations from applicable governmental authorities for certain countries within which we conduct business and to comply with applicable export control laws generally. The failure to receive any required license or authorization would hinder our ability to sell our products and could adversely affect our business, results of operations, financial condition or cash flows. Export laws and regulations are revised from time to time and can be extremely complex in their application. If we are found not to have complied with applicable export control laws, we may be penalized by, among other things, having our ability to receive export licenses curtailed or eliminated. Our failure to comply with applicable export laws would hinder our ability to sell our products and could adversely affect our business, financial condition, and results of operations, and could subject us to civil and criminal penalties.

Our international operations subject us to currency exchange risk.

International sales are predominately denominated in U.S. dollars, and we have not been exposed to material fluctuations in foreign currency exchange rates related to sales. However, we expect that in future periods a greater portion of international sales may be denominated in currencies other than the U.S. dollar, which could expose us to losses and gains on foreign currency transactions. We also have certain expenses denominated in foreign currency which expose us to higher expenses due to fluctuations in foreign currency exchange rates. From time to time, we may choose to limit our exposure by utilizing hedging strategies. There can be no assurance that any such hedging strategies that we may undertake would be successful in avoiding exchange rate losses.

We may be unable to protect our intellectual property, which could adversely affect our business, financial condition, results of operations and cash flows, and any infringement or misappropriation of intellectual property rights could result in costly litigation.

While we generally require employees, independent contractors and consultants to execute non-competition and confidentiality agreements, our intellectual property or proprietary rights could be infringed or misappropriated, which could result in expensive and protracted litigation. We rely on a combination of copyright, trade secret and trademark law to protect our technology. Despite our efforts to protect our intellectual property and proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Effectively policing the unauthorized use of our products is time-consuming and costly, and the steps taken by us may not prevent misappropriation of our technology, particularly in foreign countries where in many instances the local laws or legal systems do not offer the same level of protection as in the United States. In addition, the cost of any lawsuit to protect our rights may be expensive and time consuming.

Others may bring infringement claims against us, which could adversely affect our business, financial condition, results of operations and cash flows.

If others claim that our products infringe their intellectual property rights, we may be forced to seek expensive licenses, reengineer our products, engage in expensive and time-consuming litigation or stop marketing our products. We attempt to avoid infringing known proprietary rights of third parties in our product development efforts. We do not, however, regularly conduct comprehensive patent searches to determine whether the technology used in our products infringes patents held by third parties. There are many issued patents, as well as patent applications, in the fields in which we are engaged. Because patent applications in the United States are not publicly disclosed until published or issued, applications may have been filed which relate to our software and products. If we were to discover that our products violated or potentially violated third-party proprietary rights, we might not be able to continue offering these products without obtaining licenses for those products or without substantial reengineering of the products.

Any reengineering effort may not be successful, and such licenses may not be available. Even if such licenses were available, they may not be offered to us on commercially reasonable terms.

Substantial litigation regarding intellectual property rights exists in the communications industry, and we expect that our products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segments grows and the functionality of software products in different industry segments overlaps.

In addition, we have agreed to indemnify customers in certain situations should it be determined that our products infringe on the proprietary rights of third parties. Any third-party infringement claims could be time consuming to defend, result in costly litigation, divert management’s attention and resources, cause product and service delays, or require us to enter into royalty or licensing agreements. Any royalty or licensing arrangements may not be available on terms acceptable to us, if at all. A successful claim of infringement against us and our failure or inability to license the infringed or similar technology could have an adverse effect on our business, financial condition, and results of operations.

Our investment activities and changes in interest rates could adversely affect our results of operations.

We hold a large proportion of our net assets in short-term investments. Such investments subject us to the risks inherent in the capital markets generally. Given the relatively high proportion of our liquid assets relative to our overall size, the results of our operations are materially affected by the results of our capital management and investment activities and the risks associated with those activities. In addition, changes in interest rates may in the future have an adverse effect on our results of operations.

We could be required to register as an investment company and become subject to substantial regulation that would interfere with our ability to conduct our business.

The Investment Company Act of 1940 requires the registration of companies which are engaged primarily in the business of investing, reinvesting or trading in securities, or which are engaged in the business of investing, reinvesting, owning, holding or trading in securities and which own or propose to acquire investment securities with a value of more than 40% of its assets on an unconsolidated basis (other than U.S. government securities and cash). We are not engaged primarily in the business of investing, reinvesting or trading in securities, and we intend to invest our cash and cash equivalents in U.S. government securities and money market funds to the extent necessary to take advantage of the 40% safe harbor. To manage our cash holdings, we invest in short-term instruments consistent with prudent cash management and the preservation of capital and not primarily for the purpose of maximizing investment returns. U.S. government securities and money market funds generally yield lower rates of income than other short-term instruments in which we have invested to date. Accordingly, investing substantially all of our cash and cash equivalents in U.S. government securities and money market funds could result in lower levels of interest income and net income.

If we were deemed an investment company and were unable to rely upon a safe harbor or exemption under the Investment Company Act, we would, among other things, be prohibited from engaging in certain businesses or issuing certain securities. Certain of our contracts might be voidable, and we could be subject to civil and criminal penalties for noncompliance.

Our Board of Directors may issue additional shares of stock without shareholder approval that could result in issuance of stock with rights superior to the rights of shareholders of our common stock or make it more difficult to acquire control of us.

Our Board of Directors has the authority to cause us to issue, without vote or action of our shareholders, up to 10,000,000 shares of undesignated stock and has the ability to divide such undesignated shares into one or more classes of common or preferred stock and to further divide any classes of preferred stock into series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, or other rights superior to the rights of holders of our common stock. We are also authorized to issue, without shareholder approval, common stock. The issuance of either preferred or common stock could have the effect of making it more difficult for a person to acquire, or could discourage a person from seeking to acquire control of us. If this occurs, investors could lose the opportunity to receive a premium on the sale of their shares in a change of control transaction.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

(a)	Exhibit Index.

10.1     Letter Agreement dated August 6, 2008, by and between Ulticom and Osman Duman (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed with the SEC on September 30, 2009).

31.1     Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ULTICOM, INC.

Dated:	September 30, 2009	/s/ Shawn K. Osborne
Shawn K. Osborne
President and Chief Executive Officer

Dated:	September 30, 2009	/s/ Mark A. Kissman
Mark A. Kissman

Senior Vice President and

Chief Financial Officer

