Form 10-K
period 2009-01-31
ULTICOM INC
filed 2009-09-30
CIK 1103184

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 0-30121

ULTICOM, INC.

(Exact Name of Registrant as Specified in its Charter)

New Jersey (State or Other Jurisdiction of Incorporation or Organization)	22-2050748 (I.R.S. Employer Identification No.)

1020 Briggs Rd. Mt. Laurel, NJ	08054
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (856) 787-2700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Not applicable	Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value per share

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of Exchange Act). Yes [ ] No [ X ]

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (July 31, 2009), was approximately $25,061,987.

There were 43,926,643 shares of Common Stock, no par value, outstanding as of September 10, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

ULTICOM, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 31, 2009

FORWARD-LOOKING STATEMENTS

Certain statements by Ulticom, Inc. (referred to herein as “Ulticom,” “the Company,” “we,” “our” or “us”) appearing in the Explanatory Note, Item 1 (Business), Item 1A (Risk Factors), Item 3 (Legal Proceedings), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and elsewhere in this Annual Report on Form 10-K constitute “forward-looking statements” for purposes of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “believes,” “potential” or “continue” or the negative thereof or other comparable terminology.

There are numerous risks and uncertainties that could cause actual results and the timing of events to differ materially from those anticipated by the forward-looking statements in this Annual Report on Form 10-K (“Form 10-K”). Such risks and uncertainties may give rise to future claims and increase our exposure to contingent liabilities. These risks and uncertainties arise from (among other factors):

•

our improper accounting practices identified by the Audit Committee of the Board of Directors (the “Audit Committee”) in the course of its investigations described in this Form 10-K (the “Audit Committee Investigations”), that necessitated our making restatement adjustments in our consolidated financial statements and have resulted in our inability to file required periodic reports with the Securities and Exchange Commission (“SEC”) since the quarter ended October 31, 2005, caused us to incur substantial accounting, legal and other expenses, and resulted in litigation and governmental enforcement action;

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

•

our disclosure controls and procedures were ineffective as of January 31, 2009, due to our inability to timely file our financial reports and because of the material weaknesses in our internal control over financial reporting described in this Form 10-K;

•

we are subject to a Final Judgment that was entered in connection with our settlement of a SEC enforcement proceeding that permanently enjoins us from violating Section 17(a) of the Securities Act of 1933, Sections 13(a), 13(b)(2)(A) and (B) and 14(a) of the Securities Exchange Act of 1934 and SEC Rules 13a-1, 13a-11, 13a-13 and 14a-9;

•

our directors and officers liability insurance is unlikely to cover expenses or liabilities relating to our historical improper option-related accounting practices, and could result in significant indemnification liabilities being uninsured, which could have a material adverse effect on our business, financial position, results of operations or cash flows;

i

•	our common stock is currently listed in the “Pink Sheets” and the over-the-counter market and stockholders may experience limited liquidity due to, among other things, the absence of market makers;
•	we may be unable to list our common stock on The NASDAQ Capital Market or on any other established national securities exchange;
•	we have undergone changes in our capital structure, including, but not limited to changes relating to our payment of a special dividend in April 2009;
•	there are inaccuracies in our historical periodic reports filed with the SEC, and, as indicated in our Current Report on Form 8-K dated April 16, 2006, such reports cannot be relied upon;
•	the interests of our majority shareholder, Comverse Technology, Inc., may not be aligned with the interests of our other shareholders;
•	our dependence on sales of our Signalware products and the possibility of such products becoming outdated because of new technology;
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

These risks and uncertainties, as well as other factors, are discussed in greater detail in Item 1A (Risk Factors) of this Form 10-K. The Company makes no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made, except where otherwise required by law.

EXPLANATORY NOTE

The improper accounting practices identified by the Audit Committee in the course of the Audit Committee Investigations (as defined below) necessitated certain restatement adjustments in our consolidated financial statements. In addition, the Company’s incorrect application of the accounting guidance in AICPA Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP No. 97-2”), for a portion of its revenues in each of the fiscal years from fiscal year 1998 through fiscal year 2004 and its incorrect application of accounting principles with respect to the recognition of depreciation expense required the Company to make additional restatement adjustments in its consolidated financial statements as of February 1, 2005. As a result, the Company was unable to file required periodic reports with the Securities and Exchange Commission (“SEC”) since December 2005. Specifically, the Company has been unable to file its Annual Reports on Form 10-K for the fiscal years ended January 31, 2006, 2007, 2008 and 2009. For the same reasons, the Company has been unable to file its Quarterly Reports on Form 10-Q for the interim periods ended April 30, 2006; July 31, 2006; October 31, 2006; April 30, 2007; July 31, 2007; October 31, 2007; April 30, 2008; July 31, 2008; October 31, 2008, April 30, 2009 and July 31, 2009.

The Company’s fiscal year begins on February 1 and ends on January 31. The Company’s fiscal year end has been January 31 since the fiscal year ended January 31, 1999 (i.e., fiscal year 1998). Prior to fiscal year 1998, the Company’s annual reporting period was on a calendar year basis (i.e., December 31 year end).

This is our first Annual Report on Form 10-K (“Form 10-K”) covering periods beginning February 1, 2005. Readers should be aware that several aspects of this report differ from other Annual Reports on Form 10-K. Although this Form 10-K is for the annual reporting period ended January 31, 2009, itcontains, among other things:

1)  the Company’s consolidated financial statements for the fiscal years ended January 31, 2006, 2007, 2008 and 2009, as well as a Management’s Discussion and Analysis of Financial Condition and Results of Operations as of and for the fiscal years presented;

2)  restatement of certain financial data presented in “Selected Consolidated Financial Data” in Item 6 of this Form 10-K as of and for the fiscal year ended January 31, 2005;

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

With the filing of this Form 10-K, the Company has provided its audited annual consolidated financial statements for each of the fiscal years ended January 31, 2006, 2007, 2008 and 2009. In addition, the Company concurrently has filed its Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 and expects to file on or before October 31, 2009, Quarterly Reports on Form 10-Q for each of the fiscal quarters ended April 30, 2009 and July 31, 2009. The Company does not plan to file Quarterly Reports on Form 10-Q for the fiscal quarters ended April 30, 2006; July 31, 2006; October 31, 2006; April 30, 2007; July 31, 2007; October 31, 2007; April 30, 2008 and July 31, 2008.

The Company has not amended and does not plan to amend its previously filed Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q that have been filed by the Company since its initial public offering on April 5, 2000. Accordingly, as disclosed in the Company’s Current Report on Form 8-K dated April 16, 2006, the consolidated financial statements and related financial information contained in such previously filed reports should not be relied upon. For the same reason, investors also should not rely on any financial results previously reported in Current Reports on Form 8-K.

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

Concurrent with the commencement of the investigation by the Audit Committee, on March 14, 2006, Comverse Technology, Inc. announced the creation of a Special Committee of its Board of Directors to review matters relating to Comverse Technology, Inc.’s stock option grants, including, but not limited to, the accuracy of the stated dates of option grants and whether all proper corporate procedures were followed. Once informed that Comverse Technology, Inc.’s Special Committee had determined that the stated dates of certain Comverse Technology, Inc.’s stock option grants differed from the measurement dates required to be used for purposes of determining the value of such grants and to recognize the related compensation expense in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Company was also required to record non-cash charges for stock-based compensation expenses with respect to the issuance by

v

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

The cumulative impact to correct all of the aforementioned errors, net of related income tax effects, was to reduce retained earnings by approximately $6.8 million as of February 1, 2005, the commencement date of the first fiscal year covered by this Form 10-K. The Company has made corrective adjustments for each of these errors, including related income tax effects, by restating its consolidated retained earnings as of February 1, 2005 as follows:

	Pre-tax Corrective Adjustments Recorded in Retained Earnings as of February 1, 2005	Income Tax Effects of Adjustments Recorded in Retained Earnings as of February 1, 2005	Net Increase (Decrease) in Retained Earnings as of February 1, 2005
		(In thousands)

Stock-based compensation expense (Phase I)	$ (4,220)	$ 1,606	$ (2,614)
Expense accruals and revenue deferrals (Phase II)	31	(12)	19
SOP No. 97-2 revenue arrangements	(7,091)	2,699	(4,392)
Depreciation expense	227	(86)	141
Net reduction in retained earnings	$ (11,053)	$ 4,207	$ (6,846)

The impact of each of these corrective adjustments on each fiscal year’s originally reported net income is presented in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement Adjustments,” in this Annual Report on Form 10-K.

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

Certain former executive officers of Comverse Technology, Inc., exercised a high degree of control over the legal and financial reporting functions of the Company. From the date of Comverse Technology, Inc.'s acquisition of the Company's predecessor on August 30, 1995, until he resigned from his position on April 28, 2006, Alexander, Comverse Technology, Inc.’s former Chairman and Chief Executive Officer, was the Chairman of the Board of Directors of the Company. From at least 2000 until he resigned from his position on April 28, 2006, Kreinberg, Comverse Technology, Inc.’s former Executive Vice President and Chief Financial Officer, was a member of the Company’s Board of Directors and served as the Company’s Chief Financial Officer from December 1999 through early September 2001, when the Company’s current Chief Financial Officer, Mark Kissman (“Kissman”), joined the Company and assumed that position. From at least 2000 through May 2004, Sorin, formerly Comverse Technology, Inc.’s General Counsel and subsequently its Senior Counsel, was also a member of the Company’s Board of Directors, and served as the Company's de facto legal counsel and Secretary until June 2004.

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

x

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

The Company determined that under SOP No. 97-2, it should have deferred a portion of the revenues that were recognized under certain customer contracts; specifically, the fair value of the first-year software maintenance included under such contracts should have been deferred andamortized to revenues over the initial maintenance period, generally twelve months. The Company has also determined that revenue related to the sale of software development kits should have been deferred and amortized to revenues over the estimated period of future customer software deployments and related maintenance. The errors resulting from improper application of SOP No. 97-2 impacted fiscal years beginning with the fiscal year ended January 31, 1999 and ending with the fiscal year ended January 31, 2005. The cumulative effect of these errors for these fiscal years resulted in overstatements of revenues and cost of revenues of approximately $7.5 million and $0.4 million, respectively, or a net overstatement of income before income tax expense of approximately $7.1 million. Including related income tax effects, the net cumulative adjustment to properly reflect the deferral of revenue and costs in accordance with SOP No. 97-2 was a reduction of retained earnings as of February 1, 2005 of approximately $4.4 million.

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

PART I

ITEM 1.	BUSINESS.

THE COMPANY

Ulticom, Inc. (“Ulticom” and together with its subsidiaries, the “Company”) is a provider of network signaling solutions and is engaged in one operating segment: the design, development, manufacture, marketing, and support of software and hardware for use in the communications industry. The Company’s Signalware family of application-ready products is used by equipment manufacturers, application developers, and communication service providers to deploy revenue generating infrastructure and enhanced services within fixed and mobile telecommunication networks. Signalware products are also embedded in a range of packet soft-switching products to interoperate or converge voice and data networks for the cost-effective transport of long distance traffic and to facilitate services such as voice over Internet protocol (“VoIP”), hosted Internet protocol (“IP”) telephony, and virtual private networks. The Company’s Signalware family of network-ready products is used by equipment manufacturers, system integrators and communication service providers to bridge disparate signaling networks and transfer or route signaling traffic between network elements.

The Company was founded in December 1974 as DGM&S and was acquired by Comverse Technology, Inc. in August 1995. The Company subsequently completed an initial public offering of its common stock in April 2000. Its common stock is currently quoted on the Pink Sheets under the symbol “ULCM.PK.” The Company is a New Jersey corporation and is a subsidiary of Comverse Technology, Inc., which held approximately 68% of its outstanding common stock as of September 10, 2009. The Company’s principal executive offices are located at 1020 Briggs Road, Mount Laurel, New Jersey 08054, and its telephone number is (856) 787-2700. The Company has four wholly owned foreign subsidiaries: Ulticom Europe, SAS; Ulticom Asia Pacific, Pte. Ltd.; Ulticom India Private, Ltd. and Ulticom Japan GK. The Company also operates through branches in China and Korea.

As noted above in the Explanatory Note, the Company has been the subject of investigations into its historical stock option grant practices and other unrelated historical accounting practices and has not filed an Annual Report on Form 10-K since April 15, 2005. As further noted in the Explanatory Note, this Annual Report on Form 10-K presents certain historical financial information on a restated basis based on the findings from the Audit Committee Investigations and the Company’s evaluations of its accounting for software revenue and depreciation expense under generally accepted accounting principles.

The Company’s Internet address is www.ulticom.com. The information contained on the Company’s website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. The Company makes available, free of charge, on its website, its Annual Report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after the Company has electronically filed such material with, or furnished it to, the United States Securities and Exchange Commission ("SEC").

THE COMPANY’S PRODUCTS

Background

Telecommunication networks are based on the concept of establishing a circuit between the originator and recipient of a call to carry the bearer (typically voice) traffic. A circuit is dynamically set-up for each call by assembling a series of segments between switches to create a communications path between the parties. At the conclusion of the call, the circuit is torn-down and the segments are disassembled. Switches between the telecommunication networks use signaling to communicate the instructions to properly assemble and disassemble the circuit.

Historically, signaling was performed in-band on each segment of the circuit using the same path that would ultimately be used by the voice traffic. In-band signaling started with human operators manually setting up the segments by verbally communicating instructions between nodes and evolved to automated multi-frequency signaling. However, the call set-up and tear-down was slow and was an inefficient use of circuits. In addition, since the signaling shared the same path as the voice traffic, signaling was precluded while the call was in progress relegating signaling primarily to circuit set-up and tear-down duties.

Separate Signaling Network

In order to overcome the inefficiencies of in-band signaling, a separate dedicated overlay signaling network was introduced. Based on a globally accepted set of standards and protocols called Signaling System #7 (“SS7”), the overlay signaling network provides circuit-related and non-circuit-related signaling. The circuit-related signaling reduces call set-up times and improves circuit utilization over the former in-band signaling techniques, while the non-circuit related signaling provides the basis for transaction oriented services. The signaling infrastructure processes, in real-time, the information needed to set up, connect, route, terminate, and bill a circuit-switched call, while also providing a foundation to develop and offer value-added services. SS7 provides the speed and reliability required for processing complex call control information.

Signaling in Mobile Networks

While SS7 was initially created to support signaling in fixed networks, it also has become an essential element for connecting calls and delivering services in mobile networks. In addition to providing the signaling link between fixed and mobile networks, SS7 efficiently allows mobile service providers to register and authenticate subscribers as they move between mobile cell areas. SS7 signaling also is used as the foundation for enhanced database services such as prepaid calling and voice and text messaging. SS7 is designed to be robust, flexible, and scalable enabling service providers to offer new services quickly and reliably.

Packet Bearer Network

While physical wires and switches have offered dependable, high quality voice communication, newer packet-based technology (e.g., Internet Protocol, “IP”) is inherently a more efficient and cost effective way to transport voice and other bearer traffic. In addition, packet networks can simultaneously carry voice (e.g., Voice over IP, “VoIP”) and data traffic. In packet networks, the voice or data transmission is formatted into a series of shorter digital messages called “packets.” These packets of voice or data information travel over a shared communications path. The cost advantage in the initial deployment, combined with significant ongoing operational savings, has led both incumbent and new service providers to build packet networks to handle voice and data traffic.

SS7 and Packet Bearer Networks

Packet network carriage of voice and data traffic does not negate the need for SS7 signaling. Since SS7 is the globally accepted signaling standard protocol, it has become the critical element needed to connect and interoperate packet networks with the existing circuit network infrastructure. Fixed, mobile, and packet network providers worldwide have implemented SS7 as an important component to connect to the traditional signaling networks allowing voice and data communications on traditional and packet networks to converge.

Sigtran

Similar to the movement of bearer traffic from traditional circuits to packet networks, SS7 signaling has followed this path as well with a variation of SS7 over IP. The variant of SS7 over IP has been standardized by the Internet Engineering Task Force (“IETF”) Signaling Transport (“SIGTRAN”) working group. SIGTRAN has standardized several different SS7 over IP components as well as the SIGTRAN Signaling Gateway which defines the interworking required between traditional SS7 and SS7 over IP signaling networks.

The Company’s Products and Services

Signalware Application-Ready

The Company’s Signalware Application-Ready (“Signalware AR”) product family provides the SS7 connectivity required to offer value-added services. Signalware AR is embedded within fixed, mobile and Internet service provider applications to interconnect and interoperate voice, data and video communication systems. In addition, Signalware AR plays a key role in the convergence of disparate networks by providing a means to bridge circuit and packet technology. Signalware AR offers many of the features that are crucial to the connectivity of communication networks and the rapid delivery of revenue generating services. These features include:

•	open systems – running applications on multiple software and hardware platforms;
•	fault resiliency – ensuring the high availability requirements of fixed and mobile communication services in circuit- and packet-based networks with no single point of failure;
•	high performance – processing calls and transactions at very high rates;
•	standards conformance – complying to industry-accepted standards including IETF, ANSI, Telcordia, ITU, ETSI, TTC, NTT, and MII;
•	scalability – increasing computing and link capacity to match varying application requirements; and
•	network interoperability – providing an open development environment, which enables users to develop an application once and deploy globally, maximizing their return on investment.

Signalware AR supports a range of applications across multiple networks. In fixed networks, Signalware AR has been deployed as part of services such as voice messaging, calling name, 800 number, and calling card services. Signalware AR enables mobile applications such as global roaming and emergency-911, and enhanced services such as text messaging and prepaid calling. The Company’s products are being used to support new mobile data services that enable subscribers to roam into wireless local area networks “Hot Spots” and seamlessly and securely access network-based services from their own trusted service provider. Signalware AR also is used to enable VoIP in fixed, mobile, and cable service provider networks.

Signalware AR works with multiple SS7 networks, supports a wide variety of SS7 protocol elements, and enables analog or digital fixed and mobile transmissions. It provides the functionality needed for call set-up/termination and call routing/billing. Signalware AR products also include features that enable the transition from SS7 signaling to emerging packet signaling standards including SIGTRAN.

Signalware AR solutions run on a range of hardware platforms and operating systems, such as Sun Solaris and various implementations of Linux. These solutions can be used in single or multiple computing configurations for fault resiliency and reliability.

Signalware AR solutions include interface boards to provide the physical connection to a signaling network. Signalware AR boards are configured to support a wide range of hardware platforms and network links. The bundling of Signalware AR interface boards and software allows the Company to control product performance, capacity, and compliance with standards.

New customers generally begin development of applications and services by purchasing the appropriate Signalware AR development kit. A typical development kit includes a development software license, an interface board, cables, one-year development support plan, training, and documentation. The annual development support plan provides access to customer help-desk services, service packs, and scheduled updates of the software. After the initial year, the maintenance plan must be renewed for a fee in order to continue to receive support and software updates.

When the customer’s application is ready for deployment in a communication service provider’s network, the customer typically purchases one or more interface boards per server or, in the case of SIGTRAN, uses on-board Ethernet interfaces, to stage the application for deployment. On a per installation basis, the customer also purchases a deployment license and an annual software deployment maintenance plan, which typically renews annually for the life of the installation. The annual software deployment maintenance plan provides access to technical support staff to troubleshoot and fix any software issues. Board technical support is covered under a standard hardware warranty that provides for repair or replacement of defective boards.

In fiscal years 2005, 2006, 2007 and 2008, revenue from Signalware AR products accounted for approximately 81%, 82%, 79% and 78%, respectively, of the Company’s total revenue.

Signalware Network-Ready

The Company’s Signalware Network-Ready (“Signalware NR”) product family delivers hybrid network solutions designed to enable the incremental migration of existing time division multiplexing-based infrastructure and services to more cost effective next-generation IP-based networks. Signalware NR is built upon the Signalware AR platform.

Signalware NR offers service providers a key element in their transitional network strategy by capping spending on core signal transfer points and extending the same capabilities to the network edge, allowing them to leverage their existing investment while incrementally and efficiently expanding to meet demand for services such as wireless prepaid calling, text messaging, free-phone, global roaming, and VoIP. The Company believes that not only does Signalware NR ensure interoperability and limit service disruption, it also delivers lower cost of operation and initial investment.

Combining the Company’s field-proven signaling technology and the benefits of open computing systems, Signalware NR provides a bridge for systems and service providers to maximize existing investments while capitalizing on emerging opportunities for revenue generating services.

In each of the fiscal years 2005, 2006, 2007 and 2008, revenue from Signalware NR products accounted for less than 3% of the Company’s total annual revenue.

Services

The Company believes that customer support, training, and professional services are integral to building and maintaining strong customer relationships. Customer support is offered as part of the maintenance agreements for both Signalware AR and Signalware NR.

Customer Support. The Company provides comprehensive technical support to help customers develop and deploy new services and solutions using Signalware AR and Signalware NR. Customer support representatives interface with customers’ technical staff by answering questions, resolving problems, and providing assistance. Services are available 24 hours a day, 7 days a week. Customer support is managed through corporate headquarters in Mount Laurel, New Jersey with remote service locations providing extended geographic and time zone coverage.

Training Services. The Company offers customers a comprehensive training program, including courses covering topics such as Application Development and Operations and Support. Courses are scheduled throughout the year. Customized and/or on-site training programs also are provided for an additional fee to meet the specific needs of customers. The Company also offers computer-based training in an effort to provide added flexibility and convenience to customers.

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

In fiscal years 2005, 2006, 2007 and 2008, revenue from customer support, training, and professional services associated with Signalware products accounted for approximately 19%, 18%, 18% and 21%, respectively, of the Company’s total annual revenue.

MARKETS, SALES AND MARKETING

Markets

Products are sold primarily to network equipment manufacturers and application developers that incorporate the Company’s products within their products and sell them as an integrated solution to service providers. Service providers install the solution in their communication networks and offer the service enabled by such solution to their subscribers. Because the Company and its customers have a mutual interest in developing solutions that are widely accepted by subscribers and profitable to service providers, the Company works closely with customers to support their development efforts and produce solutions that are unique, reliable, scalable, and cost effective.

The Company’s products are currently used by more than 50 customers and are deployed by more than 300 service providers in more than 100 countries. The Company markets its products and services primarily through a direct sales organization and through distributors. The Company has entered into distribution agreements with Beijing Teamsun Technology Co., Mantica Solutions, S.L., and Macnica Networks Company that have resulted in deployments of the Company’s products in mobile and Internet services in China, Spain, and Japan, respectively.

Customers include network equipment manufacturers, such as Alcatel-Lucent (formerly Alcatel) and Nokia Siemens Networks (formerly Siemens Networks AG), application developers, such as Comverse Ltd. (a subsidiary of Comverse Technology, Inc., an affiliate of the Company) and Sonus Networks, Inc., and service providers, such as Verizon, Inc. and Orange Personal Communications Services Limited.

Sales and Marketing

The Company’s sales organization operates from the United States, Europe, and Asia. Account teams comprised of account managers and solution engineers work closely with product management and development organizations to provide customers with a consultative sales approach. The consultative approach facilitates the sale of development kits to enable customers to immediately begin building prototypes of their products.

The Company currently derives a significant portion of its total revenues from customers outside of the United States. Financial information regarding the Company’s operations in these geographic areas is presented in Note 12 to the Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K. International transactions involve particular risks, including political decisions affecting tax, tariffs and trade conditions, rapid and unforeseen changes in economic conditions in individual countries, turbulence in foreign currency and credit markets, and increased costs resulting from lack of proximity to the customer.

For fiscal year 2005, Nokia Siemens Networks, Alcatel-Lucent, and Sonus Networks, Inc. accounted for 32%, 17%, and 15%, respectively, of the Company’s total revenues. For fiscal year 2006, Nokia Siemens Networks, Alcatel-Lucent and Sonus Networks, Inc. accounted for 36%, 10% and 15%, respectively, of the Company’s total revenues. For fiscal year 2007, Nokia Siemens Networks, Sonus Networks, Inc. and Alcatel-Lucent accounted for 35%, 16% and 11%, respectively, of the Company’s total revenues. For fiscal year 2008, Nokia Siemens Networks, Sonus Networks, Inc. and Alcatel-Lucent accounted for 33%, 13% and 14%, respectively, of the Company’s total revenues.

The Company’s market strategy includes enhancing brand awareness for its products through its website, promotional literature, direct marketing to current and prospective customers, advertising, continued participation in industry relevant trade shows and conferences, and a public relations program that includes public demonstrations of products and prototypes. Representatives of the Company also are called upon to address industry symposia and conferences, are quoted in industry publications, and may from time to time author articles about developments in communications technology.

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

The Company engages in joint promotion, sales efforts, training, testing, design, integration, installation and support with Sun Microsystems, Inc. and other information systems providers who use Sun Microsystems’ components. The Company also has engaged in joint marketing activities with International Business Machines Corporation and Sun Microsystems.

The Company actively participates in industry activities that are focused on defining the technology to facilitate the convergence of telecommunication networks with the Internet. For example, as a member of the Internet Engineering Taskforce, the Company has worked to develop SIGTRAN to enable communication service providers to easily implement cost effective services that span existing circuit switched networks and packet networks using IP. In addition, the Company participates in the standards activities of the Third Generation Partnership Project (“3GPP”), which works with various standards bodies to produce globally acceptable technical specifications for the evolution to a packet-based 3G broadband mobile infrastructure.

RESEARCH AND DEVELOPMENT

The Company continues to enhance the features and performance of existing products and introduce new products and solutions. The Company believes that its future success depends on a number of factors, which include the Company’s ability to:

•	identify and respond to emerging technological trends in its target markets;
•	develop and maintain competitive solutions that meet customers’ changing needs; and
•	enhance existing products by adding features and functionality that differentiate the Company’s products from those of its competitors.

As a result, the Company has made and intends to continue to make investments in research and development. Research and development resources are allocated in response to market research and customer demands for additional features and products. The Company’s development strategy involves rolling out initial releases of products and adding features over time. The Company continuously incorporates customer feedback into the product development process. While it is expected that new products will continue to be developed internally, the Company may, based on timing and cost considerations, acquire or license technologies, products, or applications from third parties.

For fiscal years 2005, 2006, 2007 and 2008, the Company’s research and development expenses were approximately $12.4 million, $15.2 million, $16.4 million and $16.3 million, respectively. The Company conducts research and development activities in the United States and France. As of January 31, 2009, there were approximately 91 employees engaged in research and development activities. The Company believes that recruiting and retaining highly skilled engineering personnel is essential to its success.

PATENTS AND INTELLECTUAL PROPERTY RIGHTS

The Company operates under a variety of registered trademarks such as Signalware® Software Advancing Communications®, Ulticom® and Service Essential Solutions®.

The Company has accumulated a significant amount of proprietary know-how and expertise over the years in developing network signaling software technologies and communication protocols. The Company’s continued success is dependent, in part, upon its ability to protect proprietary rights to the technologies used in its products. If the Company is not adequately protected, competitors could use the intellectual property that it has developed to enhance competing products and services, which could harm the Company’s business. To safeguard its proprietary technology, the Company relies on a combination of technical innovation, trade secret, copyright, patent, trademark laws, restricted licensing arrangements and non-disclosure agreements; each of which affords only limited protection. The Company conducts periodic reviews of new areas of technology with patent counsel as part of its patent program.

The Company licenses software from third parties that is incorporated into certain versions of its Signalware products.

Due to the value of intellectual property rights, the Company generally does not make its proprietary software source code available to customers. Exceptions to this principle are only made in limited circumstances where adequate control mechanisms are in place to protect the Company’s intellectual property rights.

The Company has granted Comverse Technology, Inc., an affiliate, a perpetual, royalty-free, non-exclusive license to use, operate and distribute an older version of the Signalware AR software product as incorporated into any of Comverse Technology, Inc.’s products. This software is maintained by Comverse Technology, Inc. at no cost to the Company.

In January 2000, an affiliate of the Company, Comverse Patent Holding, Inc. (“CPH”), and Lucent Technology GRL Corp. entered into a non-exclusive cross-licensing agreement covering current and certain future patents of CPH and its affiliates, including the Company, and a portfolio of current and certain future patents in the area of telecommunications technology issued to Lucent and its affiliates. The Lucent Agreement expired on January 31, 2009. During the term of the agreement, the Company was entitled to utilize the licensed patent rights, and was obligated to provide licenses under any covered patents it held, pursuant to a royalty-free license agreement with CPH. The Company did not hold any patents that were subject to license under this cross-licensing agreement nor is it aware of any technology utilized in the Company’s own products pursuant to any license granted by Lucent. The term of the Patent License Agreement also expired on January 31, 2009.

COMPETITION

The global market for network signaling solutions is intensely competitive. The Company expects competition to increase in the future, especially with the convergence of voice and data networks.

The Company’s primary competition comes from internal development organizations within equipment manufacturers and application developers who seek, in a build-versus-buy decision,

to develop substitutes for the Company’s products. The Company also competes with a number of U.S. and international suppliers that vary in size, scope, and breadth of the products and services offered.

Competitors for the Company’s Signalware AR products include a number of companies ranging from SS7 software solution providers, such as Aricent and Tieto Corporation to vendors of communication and network infrastructure equipment, such as Continuous Computing Corporation and Hewlett-Packard Company, and board vendors such as Adax, Interphase, and Performance Technologies.

Competitors for the Company’s Signalware NR products include a number of companies ranging from SS7 network equipment providers such as Hewlett-Packard Company, Performance Technologies, and Tekelec to next-generation network equipment manufacturers such as Cisco and Huawei.

The Company believes it competes principally on the basis of:

• product performance and functionality;

• product quality and reliability;

• customer service and support; and

• price.

The Company believes its success will depend, primarily, on its ability to provide technologically advanced and cost effective signaling solutions adhering to evolving network architectures such as 3GPP and IP Multimedia Subsystem (IMS). Furthermore, as competition and pricing pressure continues within its customers’ markets, the Company may have to further reduce prices or offer product sales incentive programs.

MANUFACTURING AND SOURCES OF SUPPLIES

The Company’s Signalware AR products typically have two components: software and interface boards. Software is duplicated internally and provided to customers via several media, primarily CD-ROM and the internet. Each software shipment is configured to provide the specific operating system version and features requested by the customer. Each order is tracked by purchase order number and documented according to internal quality standards.

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

The Company’s Signalware NR products are typically prepackaged with the Company’s software and interface boards into a standard Unix-based computing platform by Company employees. Each order is tracked by purchase order number and documented according to internal quality standards.

The Company is certified in compliance with TL 9000, a set of common quality system requirements and measurements designed specifically for the telecommunications industry for the design, development, production, delivery, installation, and maintenance of products and services. TL 9000 encompasses International Standard Organization (“ISO”) 9001:2000 and additional requirements specific to the telecommunications industry. The Company is periodically audited to ensure continued compliance with TL 9000 standards.

Subcontractors, who are ISO certified, perform assembly of the Company’s printed circuit interface boards. Periodic audits of the Company’s subcontractors are performed to ensure adherence to quality standards. Subcontractors are responsible for purchasing, inspecting, installing, and assembling components of interface boards. Completed assemblies are burned-in, inspected, tested, and packaged in the Company’s facility according to TL 9000 and other industry standards. All inspection, test, repair, revision, and shipping information is tracked by product type and serial number and maintained in the Company’s tracking database.

The Company does not have any long-term agreements with any of its manufacturers, some of whom are small, privately held companies. In the event that these manufacturers experience financial, operational, or quality assurance difficulties, the Company’s business could be adversely affected unless and until an alternate manufacturer could be found. There is no assurance that an alternate manufacturer will be able to meet the Company’s requirements or that existing or alternate sources for interface boards will continue to be available at favorable prices.

EMPLOYEES

As of January 31, 2009, the Company had approximately 164 employees in the U.S. The Company’s U.S. employees are not covered by collective bargaining agreement and the Company considers its relationship with its employees to be good. As of January 31, 2009 the Company’s international operations in Europe and Asia Pacific had 58 and 13 employees, respectively, who are subject to local labor laws that contain requirements regarding termination, severance payments, and other obligations that are significantly more onerous for the Company than those in the United States.

ENVIRONMENTAL

The Company has historically incurred costs associated with complying with environmental laws and regulations applicable to the components used in its interface boards. These expenditures have not been material with respect to the Company’s capital expenditures, earnings or competitive position.

ITEM 1A.         RISK FACTORS.

The risks described below, together with all of the other information included in this Annual Report on Form 10-K, should be carefully considered in evaluating our business and prospects. The risks and uncertainties described below could adversely affect our results of operations or financial condition and cause our actual results to differ materially from those expressed in forward-looking statements made by us. Although we believe that we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our future performance or financial condition. In addition, more detailed information regarding various risks and uncertainties facing us are included under Items 1 and 7 of this report on Annual Report on Form 10-K. Solely for purposes of the risk factors in this Item 1A, the terms "we," "our," and "us" refer to Ulticom, Inc. and its subsidiaries.

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

As described in the Explanatory Note immediately preceding Part I, Item 1, and in Note 2, “Restatement Adjustments” in the Notes to the Consolidated Financial Statements in this Annual Report on Form 10-K, our Audit Committee conducted a comprehensive review of our historical practices related to the granting of stock options and certain other non-option related accounting practices with the assistance of independent legal counsel and forensic accounting experts. We have made certain restatement adjustments in our consolidated financial statements as of February 1, 2005 in connection with: (a) the completed investigations by the Audit Committee relating to improper historical option grant practices and other unrelated historical accounting practices; (b) the Company’s evaluation of its software revenue recognition policies for complex contractual arrangements under AICPA Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP No. 97-2”), as amended and interpreted; and (c) the Company’s evaluation of its accounting practices with respect to the recognition of depreciation expense. Due to the pendency of the investigations and restatement adjustments, we have been unable to make required filings of Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K since December 2005. These issues have exposed us to risks associated with litigation, regulatory proceedings and government enforcement actions. Additionally, the Audit Committee’s review and related activities have required us to incur substantial expenses for legal, accounting, tax and other professional services and have diverted management’s attention from our business.

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

Because we have not been current in our Exchange Act reporting obligations and have not filed required periodic reports with the SEC since December 2005, we have been unable to utilize a Form S-8 Registration Statement and accordingly, have been unable to permit employees to exercise stock options. We have received correspondence from counsel representing three former officers and employees indicating that we may be sued by such parties in connection with their inability to exercise stock options. It is possible that we may be sued by these or other employees in connection with their stock options, employment terminations and other matters. These lawsuits may be time consuming, expensive, and may cause further distraction from the operation of the business.

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

Our disclosure controls and procedures were determined to be deficient as of January 31, 2009, due to our material weaknesses in our internal control over financial reporting and our inability to timely file periodic reports with the SEC. These material weaknesses result in more than a remote likelihood that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected.

The Sarbanes-Oxley Act of 2002 and SEC rules require that management report annually on the effectiveness of our internal control over financial reporting and our disclosure controls and procedures. Among other things, management must conduct an assessment of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to audit, the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Based on our management’s assessment, we believe that, as of January 31, 2009, our internal controls over financial reporting were not effective. The specific material weaknesses are described in Item 9A of this Annual Report on Form 10-K “Management’s Report On Internal Control Over Financial Reporting”. These material weaknesses in our internal control over financial reporting result in more than a remote likelihood that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected.

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

For more information relating to the Company’s internal control over financial reporting and disclosure controls and procedures, and remediation efforts undertaken by the Company, see Item 9A of this Annual Report on Form 10-K.

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

The Company has not amended and does not plan to amend its Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q that have been filed by the Company prior to the date of this Annual Report on Form 10-K. Accordingly, the consolidated financial statements and related financial information contained in such reports should not be relied upon as described in our Current Report on Form 8-K dated April 16, 2006. For the same reason, investors also should not rely on the unaudited financial results reported in Current Reports on Form 8-K prior to the date of this Annual Report on Form 10-K.

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

We are controlled by our majority shareholder, Comverse Technology, Inc., whose interests may not be aligned with the interests of our other shareholders.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The Company’s headquarters and development facilities are located in Mount Laurel, New Jersey where it leases approximately 54,000 square feet of office space. The Company’s subsidiaries lease approximately 14,000 square feet of office space in Sophia-Antipolis, France, 4,000 square feet of office space in Singapore, and sales offices in Massachusetts, China, Korea and Japan.

The Company believes that its facilities currently under lease are adequate for current operations.

ITEM 3.     LEGAL PROCEEDINGS.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company’s security holders during the fiscal years ended January 31, 2006, 2007, 2008 and 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED

SHAREHOLDER MATTERS

MARKET FOR COMMON STOCK

The Company’s common stock has traded, since February 1, 2007, on the over-the-counter (OTC) securities market under the symbol “ULCM.PK” with pricing and financial information provided by Pink OTC Markets, Inc. Prior to February 1, 2007, the Company’s common stock traded on The NASDAQ Stock Market under the symbol “ULCM.” The NASDAQ Listing and Hearing Review Council determined to delist the Company’s securities from the NASDAQ Global Market, effective at the opening of business on February 1, 2007, due to the Company’s inability to file required periodic reports with the Securities and Exchange Commission. The following table sets forth the range of high and low intra-day sales prices of the Company’s common stock as reported on NASDAQ for the period from February 1, 2005 through January 31, 2007 and high and low bid quotations as reported by Pink OTC Markets, Inc. from February 1, 2007 through July 31, 2009:

FISCAL YEAR	FISCAL QUARTER	LOW	HIGH

2005	02/1/05	-	04/30/05	$ 8.76	$ 14.70
05/1/05	-	07/31/05	$ 8.15	$ 12.49
08/1/05	-	10/31/05	$ 9.89	$ 12.90
11/1/05	-	01/31/06	$ 9.32	$ 12.02
2006	02/1/06	-	04/30/06	$ 9.71	$ 11.50
05/1/06	-	07/31/06	$ 8.87	$ 10.53
08/1/06	-	10/31/06	$ 9.67	$ 10.84
11/1/06	-	01/31/07	$ 8.25	$ 10.91
2007	02/1/07	-	04/30/07	$ 8.02	$ 9.26
05/1/07	-	07/31/07	$ 7.85	$ 9.10
08/1/07	-	10/31/07	$ 7.25	$ 8.90
11/1/07	-	01/31/08	$ 7.00	$ 8.35
2008	02/1/08	-	04/30/08	$ 6.20	$ 7.30
05/1/08	-	07/31/08	$ 6.54	$ 8.60
08/1/08	-	10/31/08	$ 4.85	$ 8.00
11/1/08	-	01/31/09	$ 3.50	$ 6.50
2009	02/1/09	-	04/30/09*	$ 1.50	$ 6.90
05/1/09	-	07/31/09	$ 1.75	$ 2.35

*On April 20, 2009, the Company paid a $4.58 per share special dividend.

HOLDERS OF RECORD

There were approximately 40 holders of record of the Company’s common stock on September10, 2009. Such record holders include those who are nominees for an undetermined number of beneficial owners.

PERFORMANCE GRAPH

The following performance graph compares the cumulative five-year total return to shareholders from an investment in the Company’s common stock with the cumulative five-year total returns of the NASDAQ Computer and Data Processing Index and the NASDAQ Composite Index, assuming a hypothetical investment of $100 in the Company’s common stock and in each index on January 31, 2004 and the reinvestment of any dividends. The performance shown is not necessarily indicative of future performance.

Cumulative Total Return

	Jan. 31, 2004	Jan. 31, 2005	Jan. 31, 2006	Jan. 31, 2007	Jan. 31, 2008	Jan. 31, 2009
Ulticom, Inc.	$100.00	$124.32	$91.17	$77.03	$64.41	$51.80
Nasdaq Computer and Data Processing Index	$100.00	$103.24	$115.73	$128.48	$134.57	$84.11
Nasdaq Composite Index	$100.00	$100.20	$112.72	$120.91	$116.12	$57.70

DIVIDENDS

On April 20, 2009, the Company paid a special cash dividend of $4.58 per share to its shareholders of record as of the close of business on April 13, 2009. The total amount of the dividend was approximately $200 million. The Company has no current plans to pay any additional dividends on its equity securities. Any future determination as to the declaration and payment of dividends will be made by the Board of Directors in its discretion and will depend upon the Company’s earnings, financial condition, capital requirements, and other relevant factors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Please refer to the information under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” in Part III, Item 12 of this Annual Report on Form 10-K for information relating to securities authorized for issuance under the Company’s equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES

The Company did not issue any unregistered securities in fiscal years 2005 and 2006. During fiscal years 2007 and 2008, the Company issued unregistered securities to officers and independent directors as more fully described in Part III, Item 11 of this Annual Report on Form 10-K under the headings “Director Compensation” and “Compensation Discussion and Analysis – Long-Term Incentive Program.”

Such unregistered securities were issued pursuant to an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended. Each issuance was to a director or executive officer deemed an “Accredited Investor”, which was approved by a Committee of the Board of Directors of the Company solely for compensation purposes and the Company did not receive any cash consideration for such securities. Each certificate issued for such unregistered securities contained a legend stating that such securities have not been registered under the Securities Act of 1933, as amended, and setting forth the restrictions on the transferability and sale of such securities.

The following unregistered securities were issued to the Company’s independent directors during fiscal years 2007 and 2008:

Name	Grant Date	Number of Securities Deferred Stock Units
Michael Chill, Director	May 11, 2007 January 18, 2008 February 26, 2008	5,500 (1) 5,500 (2) 5,500 (3)
Ron Hiram, Director	May 11, 2007 January 18, 2008 February 26, 2008	5,500 (1) 5,500 (2) 5,500 (3)
Rex McWilliams, Director	May 11, 2007 January 18, 2008 February 26, 2008	5,500 (1) 5,500 (2) 5,500 (3)

(1)

On May 11, 2007, each independent director was awarded 5,500 Deferred Stock Units (“DSUs”) for service in fiscal 2006. The directors were entitled to receive shares of common stock (“Shares”) equal to the number of vested DSUs on the Settlement Date as defined in the Deferred Stock Award Agreement. On the Settlement Date of January 1, 2008, each director received 5,500 shares of unregistered common stock.

(2)

On January 18, 2008, each independent director was awarded 5,500 DSUs for service in fiscal 2007. The directors were entitled to receive Shares equal to the number of vested DSUs on the Settlement Date as defined in the Deferred Stock Award Agreement. On the Settlement Date of January 1, 2009, each director received 5,500 shares of unregistered common stock.

(3)

On February 26, 2008 each independent director was awarded 5,500 DSUs for service in fiscal 2008. The directors are entitled to receive Shares equal to the number of vested DSUs on the earlier of (a) the date on which a Change in Control occurs (to the extent such Change in

Control also constitutes a change in ownership or effective control within the meaning of Treasury Regulations Section 1.409A-3(i)(5)) and (b) January 6, 2010.

The following unregistered securities were issued to the Company’s officers during fiscal year 2007 (no unregistered securities were issued to the Company’s officers during fiscal year 2008):

Name	Grant Date	Number of Securities Restricted Shares
Shawn Osborne, President and Chief Executive Officer	April 24, 2007	40,000 (1)
Mark Kissman, Senior Vice President and Chief Financial Officer	April 24, 2007	16,000 (2)
Osman Duman, Former Senior Vice President and Chief Marketing Officer	April 24, 2007	16,000 (3)
Lisa Roberts, Former Senior Vice President - Operations	April 24, 2007	16,000 (4)
James Johnston, Senior Vice President - Operations	April 24, 2007	16,000 (2)

(1)	Mr. Osborne was granted 40,000 shares of restricted stock on April 24, 2007 that vested 50% on April 24, 2009 and will vest 25% on April 24, 2010 and 25% on April 24, 2011.
(2)	Messrs. Kissman and Johnston were granted 16,000 shares of restricted stock each on April 24, 2007 that vested 50% on April 24, 2009 and will vest 25% on April 24, 2010 and 25% on April 24, 2011.
(3)	Mr. Duman was granted 16,000 shares of restricted stock on April 24, 2007 that were forfeited upon his resignation on August 8, 2008.
(4)	Ms. Roberts was granted 16,000 shares of restricted stock on April 24, 2007 that were forfeited upon her resignation on October 31, 2007, in connection with the Audit Committee’s findings.

ISSUER PURCHASES OF EQUITY SECURITIES

During the fiscal years ended January 31, 2006, 2007, 2008 and 2009, the Company has not repurchased any of its equity securities.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA.

The following table presents selected consolidated financial data for the Company as of and for each of the five fiscal years ended January 31, 2005, 2006, 2007, 2008 and 2009. The consolidated statement of operations data set forth below for the fiscal years ended January 31, 2006, 2007, 2008 and 2009, and the consolidated balance sheet data as of January 31, 2006, 2007, 2008 and 2009, are derived from, and qualified by reference to, the audited consolidated financial statements appearing in Item 15 in this Annual Report on Form 10-K. The consolidated statement of operations data for the fiscal year ended January 31, 2005 and the consolidated balance sheet data as of January 31, 2005 presented below are derived from unaudited consolidated financial statements not included herein. This financial data has been restated to reflect the effects of the corrective adjustments resulting from (i) the Audit Committee Investigations; (ii) the Company’s evaluation of its revenue recognition practices in relation to the guidance in SOP No. 97-2; (iii) the Company’s internal review of its practices with respect to recording depreciation expense; and (iv) associated income tax adjustments resulting from these corrections. The impacts of each corrective adjustment on the selected consolidated financial data as of and for the fiscal year ended January 31, 2005 are presented in detail below. Also see "Explanatory Note" immediately preceding Part I, Item 1 in this Annual Report on Form 10-K, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2 to the Consolidated Financial Statements, included in Item 15, for further discussion.

	YEARS ENDED JANUARY 31,
	2005	2006	2007	2008	2009
	Restated unaudited

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$62,994	$60,632	$63,593	$59,010	$53,047
Cost of revenues	14,527	15,791	16,085	16,316	14,500
Gross profit	48,467	44,841	47,508	42,694	38,547
Research and development expenses	10,775	12,353	15,155	16,363	16,288
Selling, general and administrative expenses	17,801	17,122	28,340	35,523	34,145
Income (loss) from operations	19,891	15,366	4,013	(9,192)	(11,886)
Interest and other income, net	3,275	8,103	12,660	12,364	7,098
Income (loss) before income tax expense (benefit)	23,166	23,469	16,673	3,172	(4,788)
Income tax expense (benefit)	7,613	2,992	4,120	(715)	(1,652)
Net income (loss)	$15,553	$20,477	$12,553	$ 3,887	$(3,136)

Earnings (loss) per share—diluted	$ 0.35	$ 0.46	$ 0.28	$ 0.09	$ (0.07)

Weighted average common and common equivalent shares outstanding – diluted	44,009	44,063	44,214	44,203	43,501

	AS OF JANUARY 31,
	2005	2006	2007	2008	2009
	Restated unaudited
Consolidated Balance Sheet Data:
Total assets	$276,258	$295,774	$310,754	$318,401	$314,951

RESTATEMENTS OF SELECTED FINANCIAL DATA (Fiscal Year Ended January 31, 2005)

The following table and the sections that follow it present and describe each of the corrective adjustments made to the previously reported selected consolidated financial data for the fiscal year ended January 31, 2005. These corrective adjustments for the fiscal year ended January 31, 2005 are part of the Company’s cumulative adjustment made to restate retained earnings as of February 1, 2005, which is described in Note 2 to the Consolidated Financial Statements appearing in Item 15 of this Annual Report on Form 10-K.

(In thousands)	Fiscal Year Ended January 31, 2005 (unaudited)
Consolidated Statement of Operations Data:	As Previously Reported	Adjustments	As Restated

Revenues	$ 63,436	$ (442)	$ 62,994
Cost of revenues	14,627	(100)	14,527
Gross profit	48,809	(342)	48,467
Research and development expenses	10,636	139	10,775
Selling, general and administrative expenses	17,607	194	17,801
Income (loss) from operations	20,566	(675)	19,891
Interest and other income, net	3,275	-	3,275
Income (loss) before income tax expense	23,841	(675)	23,166
Income tax expense (benefit)	7,870	(257)	7,613
Net income (loss)	$ 15,971	$ (418)	$ 15,553

Earnings per share - diluted	$ 0.36	$ (0.01)	$ 0.35

	As of January 31, 2005 (unaudited)
Consolidated Balance Sheet Data:	As Previously Reported	Adjustments	As Restated
Total assets	$ 271,992	$ 4,266	$ 276,258

The previously reported amounts in the table above were derived from the Company’s previously filed Annual Report on 10-K for the fiscal year ended January 31, 2005.

Impact Of Phase I Of The Audit Committee Investigations (Stock Option

Grant Practices) On Selected Financial Data (fiscal year ended January 31, 2005)

Stock-based Compensation Expense

Cost of revenues, research and development and selling, general and administrative expenses as reported in the selected consolidated financial data have been restated to reflect additional stock-based compensation expense as follows:

Year Ended January 31,
Increase/(Decrease) (in thousands):	2005
Cost of revenues	$ 213
Research and development expenses	139
Selling, general and administrative expenses	362
Total	$ 714

Income (loss) before income tax expense (benefit)	$ (714)

As discussed in Note 2 to the Consolidated Financial Statements, the cumulative adjustment through January 31, 2005 that corrected the errors in recognizing stock-based compensation expense, totaling approximately $4.2 million, resulted in an increase of approximately $1.6 million in the Company’s deferred income tax assets for the related income tax effects of these corrections. Consequently, the originally reported amount of total assets included in the selected consolidated financial data as of January 31, 2005 has been increased by approximately $1.6 million to correct this error.

Impact Of Phase II Of The Audit Committee Investigations (Non-Option Grant-Related Accounting Practices) On Selected Financial Data (fiscal year ended January 31, 2005)

Expense Accruals

The errors resulting from improper accruals of expenses and reserves did not impact the originally reported cost and expense amounts in the selected consolidated financial data for the fiscal year ended January 31, 2005.

Deferrals of Related Party Revenue

The improper deferrals of revenue resulted in material misstatements in the Company’s results of operations in the fiscal years beginning with the year ended January 31, 1999 and ending with the year ended January 31, 2002. Prior to February 1, 2003, the errors resulting from improper deferrals of related party revenue were corrected, resulting in no adjustment for the fiscal year ended January 31, 2005.

Impact Of Other Restatement Adjustments On Selected Financial Data (fiscal year ended January 31, 2005)

SOP No. 97-2 Revenue Recognition

Revenues and cost of revenues as reported in the selected consolidated financial data were restated to reflect the correct accounting for revenues and related costs in accordance with SOP No. 97-2 as follows:

Year Ended January 31,
Increase/(Decrease) (in thousands):	2005
Revenues	$ (442)
Cost of revenues	(313)
Gross profit	(129)

Income (loss) before income tax expense (benefit)	$ (129)

As discussed in Note 2 to the Consolidated Financial Statements, the cumulative adjustment through January 31, 2005 that corrected errors in recognizing revenues and related costs to correctly reflect revenues and related costs in accordance with SOP No. 97-2, totaling approximately $7.1 million, resulted in an increase of approximately $2.7 million in the Company’s deferred income tax assets for the related income tax effects of these corrections. Consequently, the originally reported amount of total assets included in the selected consolidated financial data as of January 31, 2005 has been increased by approximately $2.7 million to reflect the correction of this error.

Depreciation Expense

Selling, general and administrative expenses as reported in the selected consolidated financial data were restated to reflect corrected depreciation expense as follows:

Year Ended January 31,
Increase/(Decrease) (in thousands):	2005
Selling, general and administrative expenses	$ (168)
Total	(168)

Income (loss) before income tax expense (benefit)	$ 168

As a result of this adjustment to correct depreciation expense, the originally reported amount of total assets included in the selected consolidated financial data has been increased by approximately $0.2 million as of January 31, 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated in these forward-looking statements as a result of factors including, but not limited to, those described under “Item 1A – Risk Factors.”

RESTATEMENT ADJUSTMENTS

In November 2007, the Company announced that the Audit Committee of the Board of Directors (the “Audit Committee”) had completed its investigations into accounting practices related to the backdating of previously granted employee stock options and certain other unrelated accounting practices. Additionally, the Company announced that it was conducting a separate evaluation of its revenue recognition practices for complex contractual arrangements that are subject to the accounting guidance of SOP No. 97-2. As a separate evaluation, the Company also reviewed its accounting practices with respect to the recognition of depreciation expense. The background and the results and conclusions of the Audit Committee Investigations and the Company’s internal reviews of its accounting practices are more fully discussed in the “Explanatory Note” immediately preceding Part I, Item 1 in this Annual Report on Form 10-K and in Note 2 to the Consolidated Financial Statements, included in Item 15.

As a result of the Audit Committee’s Phase I findings of inappropriate practices with respect to the determination of the measurement dates of certain employee stock option grants, the Company’s stock-based compensation expense was understated for each of the previously reported fiscal years beginning with the year ended December 31, 1996 and ending with the year ended January 31, 2005. All of the affected grants vested prior to February 1, 2005. To correct these accounting errors, for each of the affected option grants, the Company determined the cost of each option grant based on its intrinsic value as of the appropriate measurement date. The Company determined the proper measurement date for the option grants by reviewing Board of Director minutes; resolutions; unanimous written consents and other Company records. From this review the following hierarchy of documentation was developed to support the best available evidence of the grant date and measurement date:

1.	If the stock option committee minutes evidenced an approval of the option grants, then the grant date was used as the measurement date.
2.	If unanimous written consents were executed by the stock option committee and were signed and dated, then the last signed consent was used as the measurement date.
3.	If the unanimous written consent was signed but not dated, then the latest date stamp on the written consents that were received by the Company was used as the measurement date.
4.	If none of the above were available, then the date when the Company electronically posted the grant information into employees’ option accounts was used.

The cumulative understatement of stock-based compensation expense for the fiscal years impacted by these errors was approximately $4.0 million, excluding related income tax effects.  Additionally, for the fiscal years ended January 31, 2004 and 2005, withholding taxes and related penalties and interest associated with certain historical stock option grants, totaling approximately $0.2 million, were not expensed in the Company’s consolidated statements of operations. The corrections of the errors in accounting for stock-based compensation resulted in a cumulative restatement adjustment that reduced retained earnings as of February 1, 2005 by approximately $4.2 million, excluding the related income tax effects.

Phase II of the Audit Committee’s investigations found two improper accounting practices resulting in accounting errors with respect to (a) the accrual of excessive/unsupported amounts for individual "trade accrual" accounts and (b) the improper and unsupported deferral of revenues on certain transactions between the Company and another subsidiary of Comverse Technology, Inc. The trade accrual errors impacted various expenses recorded in the Company’s consolidated statements of operations for each of the fiscal years beginning with the year ended December 31, 1996 and ending with the year ended January 31, 2004. The improper deferrals of related party revenue resulted in material misstatements in the Company’s results of operations in the fiscal years beginning with the year ended January 31, 1999 and ending with the year ended January 31, 2002, though all related errors were corrected prior to February 1, 2003. The corrections of the trade accrual errors resulted in a cumulative restatement adjustment that increased retained earnings as of February 1, 2005 by approximately $31,000, excluding the related income tax effects.

With respect to its evaluation of revenue recognition practices independent of the Audit Committee Investigations, the Company found it had been providing one year of free maintenance to certain customers licensing its software but had not been deferring any portion of the software licensing fees, and determined that under SOP No. 97-2, it should have deferred a portion of the revenues that were incorrectly recognized under certain customer contracts. The fair value of the first-year software maintenance included under such contracts should have been deferred and amortized to revenues over the initial maintenance period, generally twelve months. The Company has also determined that revenue related to the sale of software development kits should have been deferred and amortized to revenues over the estimated period of future customer software deployments and related maintenance. The errors resulting from incorrect application of SOP No. 97-2 impacted fiscal years beginning with the year ended January 31, 1999 and ending with the year ended January 31, 2005. The cumulative effect of these errors for these fiscal years resulted in overstatements of revenues and cost of revenues of approximately $7.5 million and $0.4 million, respectively. Accordingly, the net cumulative adjustment to correctly reflect deferral of revenue and costs in accordance with SOP No. 97-2 was a reduction of retained earnings of approximately $7.1 million, excluding related income tax effects, as of February 1, 2005.

The Company’s evaluation of its accounting practices with respect to the recognition of depreciation expense resulted in a cumulative restatement adjustment that increased retained earnings as of February 1, 2005 by approximately $227,000, excluding related income tax effects. The errors occurred in each of the fiscal years beginning with the year ended January 31, 2000 and ending with the year ended January 31, 2005 and primarily were the result of reflecting more depreciation expense in the first year the assets were placed in service than is permitted under GAAP.

The cumulative effect of correcting all of the aforementioned errors, net of the related income tax effects, resulted in the reduction of consolidated retained earnings as of February 1, 2005 totaling approximately $6.8 million. For each fiscal year impacted by the aforementioned errors, the table below presents: (i) the impact on income before income tax expense of each correction; (ii) the aggregate income tax effect for all corrections; (iii) the aggregate impact of all corrections on the Company’s net income; (iv) the originally reported amounts of net income (loss); and (v) the resulting corrected net income (loss):

($ in thousands)For the year ended:	Stock- based Compen-sation Expense	Expense Accruals	Deferral of Revenues	SOP No. 97-2 Revenues and Costs	Depreciation Expense	Income Tax (Expense) Benefit	Increase (Decrease) in Net Income	Originally Reported Net Income (Loss)	Corrected Net Income (Loss)

December 31, 1996	$ (15)	$ 307	$ -	$ -	$ -	$ (111)	$ 181	$(1,577)	$ (1,396)
January 31, 1998 (1)	(85)	150	-	-	-	(25)	40	1,624	1,664
January 31, 1999	(55)	(248)	839	(386)	-	(57)	93	1,567	1,660
January 31, 2000	(50)	53	(67)	(513)	36	206	(335)	1,574	1,239
January 31, 2001	(434)	2,494	(462)	(3,127)	70	555	(904)	9,077	8,173
January 31, 2002	(1,411)	(1,428)	(310)	(1,829)	(79)	1,925	(3,132)	10,837	7,705
January 31, 2003	(447)	(743)	-	(664)	(59)	728	(1,185)	(1,735)	(2,920)
January 31, 2004	(1,009)	(554)	-	(443)	91	729	(1,186)	4,580	3,394
January 31, 2005	(714)	-	-	(129)	168	257	(418)	15,971	15,553
Adjustments to restate retained earnings at February 1, 2005	$(4,220)	$ 31	$ -	$(7,091)	$ 227	$ 4,207	$(6,846)

(1)

The period ended January 31, 1998 includes revenue and expense adjustments and their impact on originally reported net income for the period from January 1, 1997 to January 31, 1998, or 13 months, as the Company changed its fiscal year-end from December 31 to January 31 in that period.

OVERVIEW OF COMPANY’S OPERATIONS

The Company designs, develops, markets, licenses and supports network signaling solutions. Its products are sold primarily through direct sales to network equipment manufacturers, application developers, and service providers who include the Company’s products within their systems or services. Product revenues consist primarily of sales of software licenses and interface boards. Service revenues consist primarily of software maintenance and support services. The key drivers of the Company’s financial results are:

•	product price and volume;
•	cost to support new and existing customer deployments of its products;
•	investments in product enhancements and expansion into new markets; and
•	interest income earned on its cash and short-term investments.

During the second half of fiscal year 2008, the Company’s financial results were adversely affected by the ongoing slowdown of infrastructure spending by communication service providers and by declines in technology expenditures. Fiscal year 2008 revenues dropped 10% as compared to fiscal year 2007 levels. Revenues for the fiscal third quarter of 2008 decreased 32% as compared to fiscal third quarter of 2007, and decreased 34% as compared sequentially to the fiscal second quarter of 2008. While the Company has seen modest improvement in quarterly revenues subsequent to the fiscal third quarter of 2008, management believes that the timing or extent of any recovery in quarterly revenues is uncertain. As a result, the Company has taken action to lower its costs to operate more effectively at these lower sales levels.

For fiscal years 2006, 2007 and 2008, the Company’s financial results were also negatively impacted by the substantial expenses related to investigation, restatement and corporate development activities as well as employee retention and workforce reduction payments. These expenses are expected to decrease during fiscal year 2009.

On April 20, 2009, the Company paid a special cash dividend of $4.58 per share to its shareholders of record as of the close of business on April 13, 2009. The total amount of the dividend payment was approximately $200 million. As of April 30, 2009, the Company’s cash and cash equivalents and short-term investments totaled approximately $81.8 million. Currently, the Company has no plans to pay any additional dividends on its equity securities and believes it has sufficient capital for meeting operational needs, paying liabilities and funding strategic initiatives. The Company has also experienced lower yields on its investments during fiscal year 2008. Continued lower yields in 2009, along with the payment of the special dividend, will result in substantially lower interest income in fiscal year 2009.

The Company continues to focus on the key elements of its strategy to expand its role as a premium provider of signaling solutions to the telecommunications industry. These elements include the Company leveraging its strengths to maintain and expand its market share in the wireless broadband services and communication infrastructure markets. Specifically, the Company is currently focusing on further developing the following strengths of its business:

•	comprehensive product portfolio – signaling component and system solutions;
•	high-value customer base – established and emerging equipment manufacturers and service providers; and
•	increasing operational efficiency – continuous process innovation and talent management.

RESULTS OF OPERATIONS

Year Ended January 31, 2009 (“fiscal year 2008”) Compared to Year Ended January 31, 2008 (“fiscal year 2007”)

Revenues.

(in thousands)	Fiscal year	Fiscal year
	2008	2007	Change
Product revenues	$ 41,939	$ 48,348	$ (6,409)
Service revenues	11,108	10,662	446
Total revenues	$ 53,047	$ 59,010	$ (5,963)

The decrease in the Company’s product revenues was due primarily to the effects of declines in sales volume and average selling prices of boards of approximately $5.4 million and $0.9 million, respectively. The Company believes that the demand for its products has been negatively impacted by declines in capital spending by companies operating in the communications industry in recent years. Service revenues are primarily the software maintenance fees related to the previously deployed software licenses of the Company’s products and are expected to show less volatility than product revenues.

Cost of Revenues.

(dollar amounts in thousands)	Fiscal year	Fiscal year
	2008	2007	Change
Product costs	$ 8,780	$ 10,458	$ (1,678)
Service costs	5,720	5,858	(138)
Total cost of revenues	$ 14,500	$ 16,316	$ (1,816)

Gross margin (as a percentage of revenues)	72.7%	72.4%

Consisting of:
Product gross margin	79.1%	78.4%
Service gross margin	48.5%	45.1%

Included in cost of revenues in fiscal year 2007 were losses resulting from write-downs in the values of inventories for excess and obsolete boards and board components, totaling approximately $0.7 million. Additionally, a reduction in workforce in fiscal year 2008 and lower materials and production costs from a lower volume of sales orders resulted in lower cost of revenues in fiscal year 2008, as compared to fiscal year 2007. During the fiscal years from 2005 to 2008, the Company’s annual gross margin has ranged from 72% to 75% and is expected to remain in this range during fiscal year 2009.

Research and Development Expenses.

(dollar amounts in thousands)	Fiscal year	Fiscal year
	2008	2007	Change
Research and development expenses	$ 16,288	$ 16,363	$ (75)
As a percentage of revenues	30.7%	27.7%

As a percentage of revenues, research and development expenses increased by 3%, due primarily to the continued development of new product features and enhancements from which the Company expects to derive revenue in future periods. The Company expects research and development expenses to continue to remain constant or increase slightly in absolute dollars as a result of continued investment in new product features and enhancements.

Selling, General and Administrative Expenses.

(dollar amounts in thousands)	Fiscal year	Fiscal year
	2008	2007	Change
Selling, general and administrative expenses	$ 34,145	$ 35,523	$ (1,378)
As a percentage of revenues	64.4%	60.2%

Included in selling, general and administrative expenses in fiscal years 2007 and 2008 are various costs associated with the Audit Committee Investigations and restatement activities, corporate development, payments for expired options, workforce reductions and employee retention, as summarized in the following table:

(dollar amounts in thousands)	Fiscal year	Fiscal year
	2008	2007	Change
Investigation and restatement related expenses	$ 4,088	$ 5,222	$ (1,134)
Corporate development related expenses	1,722	990	732
Payments related to expired options	1,860	-	1,860
Retention and reduction in force expenses	1,296	217	1,079
Total	$ 8,966	$ 6,429	$ 2,537

The completion of the Audit Committee Investigations in early 2008 has resulted in lower selling, general and administrative expenses, though the Company expects to incur additional restatement related expenses in fiscal year 2009 while the Company completes its financial statements and related SEC filings. During 2008, the Company’s corporate development related activities consisted primarily of exploring various strategic options and the evaluation of the special dividend that was paid in April 2009. The cash payment to compensate holders of expired options in February 2008 and costs associated with employee retention payments and workforce reductions resulted in additional expenses of approximately $1.9 million and $1.2 million, respectively, in fiscal year 2008.

Excluding the expenses described above, selling, general and administrative expenses decreased by approximately $3.9 million in fiscal year 2008, as compared to fiscal year 2007. Personnel and other labor-related expenses were lower in fiscal year 2008 by approximately $3.1 million, as a result of reductions in the Company’s sales, marketing and administrative staff and related travel expenses. Payments of fees made under the corporate services agreement with Comverse Technology, Inc., which was terminated effective on February 1, 2008, were approximately $0.4 million in the year ended January 31, 2008. Additionally, share-based payment expenses were lower by approximately $0.3 million in fiscal year 2008. The Company expects selling, general and administrative expenses, excluding the various costs associated with restatement activities, corporate development, payments for expired options, employee retention and workforce reductions, to continue to remain constant or decrease slightly in absolute dollars in fiscal year 2009.

Interest and Other Income, net. Interest and other income, net decreased $5.3 million to approximately $7.1 million in fiscal year 2008, as compared to fiscal year 2007. Interest income decreased approximately $4.1 million, primarily due to the effects of significantly lower interest rates. The Company’s special dividend payment of approximately $200 million made in April 2009, along with lower interest rates, will result in significantly lower interest income in fiscal year 2009 and beyond.

Income Tax Expense (Benefit). For each of the fiscal years 2007 and 2008, the Company recorded an income tax benefit of approximately $0.7 million and $1.7 million, respectively. The Company’s overall effective tax rate was approximately 35% for fiscal year 2008, as compared to a benefit of approximately (23)% for fiscal year 2007. The change in the effective tax rate was primarily attributable to the effect of the loss from operations exceeding the tax exempt income earned on the Company’s investments in fiscal year 2008.

Year Ended January 31, 2008 (“fiscal year 2007”) Compared to Year Ended January 31, 2007 (“fiscal year 2006”)

Revenues.

(in thousands)	Fiscal year	Fiscal year
	2007	2006	Change
Product revenues	$ 48,348	$ 52,318	$ (3,970)
Service revenues	10,662	11,275	(613)
Total revenues	$ 59,010	$ 63,593	$ (4,583)

Lower product revenues resulted primarily from a decrease in revenues from sales of boards totaling approximately $8.8 million, which was primarily caused by the effects of consolidations and mergers of certain of the Company’s largest customers in reducing the volume of orders. Offsetting this decrease, license revenues included in product revenues increased by approximately $4.6 million, due primarily to shifts in pricing from board sales to license revenues as a result of the renegotiation of contracts with certain of the Company’s largest customers. The decrease in service revenues was due primarily to lower maintenance prices to certain of the Company’s largest customers.

Cost of Revenues.

(dollar amounts in thousands)	Fiscal year	Fiscal year
	2007	2006	Change
Product costs	$ 10,458	$ 10,276	$ 182
Service costs	5,858	5,809	49
Total cost of revenues	$ 16,316	$ 16,085	$ 231

Gross margin (as a percentage of revenues)	72.4%	74.7%

Consisting of:
Product gross margin	78.4%	80.4%
Service gross margin	45.1%	48.5%

Included in cost of revenues were losses resulting from write-downs in the values of inventories for excess and obsolete boards and board components, totaling approximately $0.7 million and $0.3 million fiscal years 2007 and 2006, respectively. The decrease in gross margins in fiscal year 2007 resulted primarily from the effects of lower average selling prices.

Research and Development Expenses.

(dollar amounts in thousands)	Fiscal year	Fiscal year
	2007	2006	Change
Research and development expenses	$ 16,363	$ 15,155	$ 1,208
As a percentage of revenues	27.7%	23.8%

Enhancements in the features and performance of existing products and new product introductions during fiscal year 2007 required additional investments in research and development, resulting in an approximate $1.7 million increase in personnel-related and overhead costs for fiscal year 2007, as compared to fiscal year 2006. Partially offsetting this increase was lower expense recognized for share-based payment awards of approximately $0.5 million.

Selling, General and Administrative Expenses.

(dollar amounts in thousands)	Fiscal year	Fiscal year
	2007	2006	Change
Selling, general and administrative expenses	$ 35,523	$ 28,340	$ 7,183
As a percentage of revenues	60.2%	44.6%

Included in selling, general and administrative expenses in fiscal years 2007 and 2006 are various costs associated with the Audit Committee Investigations and restatement activities, corporate development, workforce reductions and employee retention, as summarized in the following table:

(dollar amounts in thousands)	Fiscal year	Fiscal year
	2007	2006	Change
Investigation and restatement related expenses	$ 5,222	$ 4,141	$ 1,081
Corporate development related expenses	990	470	520
Retention and reduction in force expenses	217	-	217
Total	$ 6,429	$ 4,611	$ 1,818

The investigative activities that began in fiscal year 2006 expanded in fiscal year 2007. Corporate development activities in fiscal year 2007 were primarily associated with the Company’s exploration of various strategic options. Excluding these expenses, selling, general and administrative expenses increased by approximately $5.4 million in fiscal year 2007, as compared to fiscal year 2006. Increases in personnel and other labor-related expenses and travel and facilities expenses in fiscal year 2007 totaled approximately $4.9 million and were primarily the result of the Company’s expansion of its sales and marketing activities both to sell directly to communication service providers and to increase its presence in the Asia-Pacific region.

Interest and Other Income, net. Interest and other income, net was approximately $12.4 million in fiscal year 2007, decreasing by approximately $0.3 million as compared to fiscal year 2006. Realized gains on sales of investments were lower by approximately $1.0 million in fiscal year 2007. Partially offsetting this decrease was higher interest income resulting from the effects of higher interest rates, particularly in the first half of fiscal year 2007.

Income Tax Expense (Benefit). The provision for income taxes decreased $4.8 million, resulting in an income tax benefit of approximately $0.7 million for fiscal year 2007. The Company’s overall effective tax rate reflected a benefit of approximately (23)% for fiscal year 2007, as compared to approximately 25% for fiscal year 2006. The change to a negative effective tax rate in fiscal year 2007 was primarily attributable to the tax exempt income earned on the Company’s investments exceeding the loss from operations, resulting in a loss for income tax purposes in fiscal year 2007.

Year Ended January 31, 2007 (“fiscal year 2006”) Compared to Year Ended January 31, 2006 (“fiscal year 2005”)

Revenues.

(in thousands)	Fiscal year	Fiscal year
	2006	2005	Change
Product revenues	$ 52,318	$ 49,129	$ 3,189
Service revenues	11,275	11,503	(228)
Total revenues	$ 63,593	$ 60,632	$ 2,961

The increase in product revenues was due primarily to a higher volume of sales and deployments by the Company’s customers of its Signalware products.

Cost of Revenues.

(dollar amounts in thousands)	Fiscal year	Fiscal year
	2006	2005	Change
Product costs	$ 10,276	$ 9,197	$ 1,079
Service costs	5,809	6,594	(785)
Total cost of revenues	$ 16,085	$ 15,791	$ 294

Gross margin (as a percentage of revenues)	74.7%	74.0%

Consisting of:
Product gross margin	80.4%	81.3%
Service gross margin	48.5%	42.7%

The adoption of SFAS No. 123R “Share-based Payment” (see “Adoption of Accounting Pronouncements” in this Item 7 for a description of SFAS No. 123R) in fiscal year 2006 resulted in the recognition of the cost of the Company’s equity awards granted to its employees, which increased cost of revenues by approximately $0.5 million.

Research and Development Expenses.

(dollar amounts in thousands)	Fiscal year	Fiscal year
	2006	2005	Change
Research and development expenses	$ 15,155	$ 12,353	$ 2,802
As a percentage of revenues	23.8%	20.4%

The increase in research and development expenses was primarily attributable to an increase in product development and enhancement, resulting in an approximate $1.7 million increase in personnel-related and overhead costs, exclusive of share-based payment expenses, for fiscal year 2006, as compared to fiscal year 2005. The adoption of SFAS No. 123R in fiscal year 2006 resulted in the recognition of the cost of the Company’s equity awards granted to its employees, which increased research and development expenses by approximately $0.9 million.

Selling, General and Administrative Expenses.

(dollar amounts in thousands)	Fiscal year	Fiscal year
	2006	2005	Change
Selling, general and administrative expenses	$ 28,340	$ 17,122	$ 11,218
As a percentage of revenues	44.6%	28.2%

During fiscal year 2006, the various investigations into the Company’s stock option and accounting practices commenced, resulting in fees and expenses of approximately $4.1 million. A favorable settlement of a dispute related to the termination of negotiations regarding a proposed acquisition resulted in the recognition of a gain of approximately $0.8 million in fiscal year 2005. The Company’s corporate development activities in fiscal year 2006 resulted in additional selling, general and administrative expenses of approximately $0.5 million. Excluding these items, selling, general and administrative expenses increased by approximately $5.8 million in fiscal year 2006, as compared to fiscal year 2005, partially due to an increase totaling approximately $3.2 million for personnel and other labor-related expenses and travel and facilities expenses, reflecting management’s continued investment in the Company’s sales and marketing activities. Additionally, the adoption of SFAS No. 123R in fiscal year 2006 resulted in the recognition of the cost of the Company’s equity awards granted to its employees and directors, which increased selling, general and administrative expenses by approximately $1.8 million.

Interest and Other Income, net. Interest and other income, net increased $4.6 million to approximately $12.7 million in fiscal year 2006, as compared to fiscal year 2005. Interest income increased approximately $3.5 million, primarily due to the effects of both higher cash balances and higher interest rates. Realized gains on sales of investments were higher during fiscal year 2006 by approximately $0.9 million.

Income Tax Expense (Benefit). Income tax expense increased $1.1 million to approximately $4.1 million for fiscal year 2006, as compared to fiscal year 2005. The Company’s overall effective tax rate was approximately 25% and 13% for fiscal years 2006 and 2005, respectively. The effective tax rate for fiscal year 2005 was impacted by adjustments to reduce the income tax provision by approximately $2.5 million to reflect the actual amount of income taxes owed in previously-filed income tax returns of the Company.

Year Ended January 31, 2006 (“fiscal year 2005”) Compared to Year Ended January 31, 2005 (“fiscal year 2004”)

As the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K include the results of operations for fiscal year 2005, which previously have not been presented in an Annual Report on Form 10-K, included below is a summarized management’s discussion and analysis relating to fiscal year 2005, as compared to fiscal year 2004. The comparative fiscal 2004 amounts presented below include the restatement adjustments discussed in this Item 7 under “Restatement Adjustments.” Specifically, as the restatement adjustments impacted fiscal year 2004, Item 6 regarding Selected Consolidated Financial Data presents the details of the adjustments and the corrected components of the results of operations for fiscal year 2004.

Revenues. Revenues decreased in fiscal year 2005 by approximately $2.4 million to approximately $60.6 million, primarily as a result of lower volume of sales and deployments by the Company’s customers of Signalware products.

Costs and Expenses. Cost of revenues and research and development expenses were approximately $15.8 million and $12.4 million, respectively, for fiscal year 2005. As compared to fiscal year 2004, cost of revenues and research and development expenses were higher in fiscal year 2005 by approximately $1.3 million and $1.6 million, respectively, primarily as a result of higher personnel, materials and overhead costs. Selling, general and administrative expenses in fiscal year 2005 were approximately $17.1 million and were approximately $0.7 million lower than the comparable amount in fiscal 2004. In fiscal year 2005, a net gain of approximately $0.8 million was recognized as a reduction in selling, general and administrative expenses as a result of a favorable settlement of certain disputed costs.

Interest and Other Income, net. Interest and other income, net increased $4.8 million to approximately $8.1 million in fiscal year 2005, as higher interest rates resulted in higher interest income of approximately $2.8 million as compared to fiscal year 2004. Realized gains on sales of investments were higher during fiscal year 2005 by approximately $2.0 million.

Income Tax Expense (Benefit). Income tax expense decreased $4.6 million to approximately $3.0 million for fiscal year 2005. The Company’s overall effective tax rate was approximately 13% and 33% for fiscal years 2005 and 2004, respectively. The effective tax rate for fiscal year 2005 was impacted by higher tax-exempt income and adjustments to reduce the income tax provision by approximately $2.5 million to reflect the actual amount of income taxes owed in previously-filed income tax returns of the Company.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2006, 2007, 2008 and 2009, the Company’s cash and cash equivalents and short-term investments totaled approximately $275.0 million, $281.7 million, $284.2 million and $282.0 million, respectively. On April 20, 2009, the Company paid a special cash dividend of $4.58 per share to its shareholders of record as of the close of business on April 13, 2009. The total amount of the dividend payment was approximately $200 million. As of April 30, 2009, the Company’s cash and cash equivalents and short-term investments totaled approximately $81.8 million. Currently, the Company has no plans to pay any additional dividends on its equity securities. Any future determination as to the declaration and payment of dividends will be made by the Board of Directors in its discretion and will depend upon the Company’s earnings, financial condition, capital requirements, and other relevant factors.

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

Analysis of Cash Flows

Operations for fiscal years 2005, 2006, 2007, and 2008 provided or (used) cash of approximately $17.6 million, $8.7 million, $4.1 million, and $(1.4) million, respectively. The decline in cash flows from operating activities for fiscal year 2008 was primarily attributable to lower revenues from product sales and the increased use of cash for expenses associated with investigation and restatement activities, corporate development, workforce reduction, employee retention and payments to compensate employees for certain expired options. The decline in cash flows from operating activities for fiscal year 2007 was primarily attributable to lower revenues from product sales and the increased use of cash for expenses associated with investigation and restatement activities, corporate development, workforce reduction and employee retention. In addition to the effects of the expenses related to the commencement of the Audit Committee Investigations and corporate development activities in fiscal year 2006, the increase in expenditures for research and development and sales and marketing activities were the primary drivers contributing to lower cash flows from operating activities in fiscal year 2006, as compared to fiscal year 2005. Though the Company expects to incur additional restatement related expenses in fiscal year 2009 while the Company completes its financial statements and related SEC filings, the Company expects that the ultimate resolution of these matters, coupled with realizing cost savings from workforce reductions that resulted in lower selling, general and administrative expenses in fiscal year 2008, will result in significant reductions in the use of cash.

During the four fiscal years 2005 through 2008, the Company’s cash provided by or used in investing activities generally reflected the Company’s shifts between cash equivalents and short-term investments. For fiscal year 2009, the Company anticipates that its capital expenditures will range from $1 million to $2 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of January 31, 2009, the Company was not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s aggregate contractual obligations as of January 31, 2009:

	Payments Due by Fiscal Year Ending January 31,
	Total	2010	2011	2012	2013	2014	Thereafter
	(In thousands)
Operating lease obligations	$2,655	$1,191	$1,047	$ 417	$ -	$ -	$ -
Purchase obligations (1)	1,569	1,177	183	179	30	-	-
Unrecognized tax benefits (2)	1,000	1,000	-	-	-	-	-
Other long-term liabilities	369	-	369	-	-	-	-
Total	$5,593	$3,368	$1,599	$ 596	$ 30	$ -	$ -

(1) Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. The Company does not have material commitments for capital expenditures as of January 31, 2009.

(2) Amount represents the portion of the Company’s unrecognized income tax benefit obligations included in accrued expenses in the Company’s consolidated balance sheet as of January 31, 2009. Other long-term liabilities also include obligations for unrecognized income tax benefits, totaling approximately $2.3 million. The long-term portion of this liability is excluded from this table, because the timing of eventual payment cannot be reliably estimated.

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

Sales of development kits are deferred and recognized as revenue over the estimated period of future customer software deployments and related maintenance, which the Company considers to be the economic life of the development kit. Additional development license fees are deferred and recognized as revenue over the remaining estimated economic life of the development kit. The estimation of the economic life of the development kit requires significant management judgment and is based on our customer’s historical project experience. Any change in the estimated economic life of the development kit would affect the amount of revenue recognized in future periods. For example, if during the fiscal year ended January 31, 2010, the Company determined that an increase in the economic life of the development kit of two years was warranted, the amount of revenue expected to be recognized in fiscal year 2009 based on the deferred development kit revenue as of January 31, 2009 would decrease by approximately $0.2 million.

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

The Black-Scholes model was developed for use in estimating the fair value of traded options and does not consider the non-traded nature of employee stock options, vesting and trading restrictions, lack of transferability or the ability of employees to forfeit the options prior to expiration. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

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

Significant judgment is required in evaluating the Company's tax positions and measuring any related future benefit that may result from such positions. In its determination of income tax expense, the Company does not recognize any benefit from tax positions it considers to be uncertain. Only benefits that may result from tax positions that are more likely than not of being sustained on audit, based on the technical merits of the position, are recognized. Further, the effect on the Company’s income tax provision of these tax positions is measured at the largest amount of benefit that is greater than 50% likely of being realized upon the ultimate settlement. Differences between the amount of benefits taken or expected to be taken in the Company’s income tax returns and the amount of benefits recognized based on the evaluation and measurement of the related tax positions represent unrecognized income tax benefits, the total of which is reflected as a liability in the consolidated balance sheet. The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate was approximately $1.0 million as of January 31, 2009.

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

ADOPTION OF ACCOUNTING PRONOUNCEMENTS

On February 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) and related interpretative guidance issued by the Financial Accounting Standards Board (“FASB”) and the SEC. SFAS No. 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and measurement of such cost based on the grant-date fair value of the award. It requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123R replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related interpretations. The Company previously recognized expense in accordance with the provisions of APB No. 25 and its related interpretations for option awards granted at exercise prices less than the fair market value of the Company’s common stock as of the measurement date. See “Restatement Adjustments” under this Item 7 for restatement adjustments associated with certain option awards made in years prior to the adoption of

SFAS No. 123R. Upon the adoption of SFAS No. 123R, the Company discontinued recognizing compensation expense under APB No. 25. SFAS No. 123R also requires the tax benefit associated with share-based payments be classified as financing activities in the consolidated statement of cash flows.

In its adoption of SFAS No. 123R, the Company applied the modified prospective transition method to all past awards outstanding and unvested as of February 1, 2006 and is recognizing the associated expense over the remaining vesting period of such awards based on the fair values previously determined and disclosed as part of its pro forma disclosures under SFAS No. 123. As such, the modified prospective transition method does not result in a restatement of results of prior periods. Net of income tax effects, the adoption of SFAS No. 123R reduced the Company’s net income for the year ended January 31, 2007 by approximately $2.5 million and its effect on both basic and diluted net income per common share was a reduction of approximately $0.06 per share. The adoption of SFAS No. 123R resulted in a decrease in cash flow from operating activities of approximately $0.2 million and an increase in cash flow from financing activities of approximately $0.2 million, resulting from excess income tax benefits from exercised stock options.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies the accounting for uncertainty in tax positions. FIN No. 48 requires that the impact of a tax position be recognized if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Measurement of the tax position’s effect on the income tax provision is based on the largest amount of benefit that is greater than 50% likely of being realized upon the ultimate settlement. Differences between the amount of benefits taken or expected to be taken in the Company’s income tax returns and the amount of benefits recognized based on this evaluation and measurement of the related tax positions represent the unrecognized income tax benefit, which is reflected as a liability. Effective February 1, 2007, the Company adopted the provisions of FIN No. 48. There were no unrecognized tax benefits for which a liability was required to be recognized as a result of adopting of FIN No. 48.

Prior to the adoption of FIN No. 48, unrecognized income tax benefits were reflected in the Company’s current income taxes payable, which also included anticipated refunds or recoveries of previously paid income taxes and certain deferred income tax amounts that were not expected to be settled within one year. The Company’s adoption of FIN No. 48 on February 1, 2007 resulted in the reclassification of approximately $1.9 million and $0.2 million to long-term income taxes receivable and long-term deferred income tax assets, respectively. After reclassifying these amounts, the amount of the Company’s unrecognized income tax benefits at February 1, 2007 was approximately $3.0 million, excluding accrued interest and penalties, and was reclassified to a long-term liability.

The Company’s policy to include interest and penalties related to unrecognized tax benefits in interest expense in the consolidated statements of operations did not change as a result of implementing the provisions of FIN No. 48.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The Company adopted the provisions of SFAS No. 151 effective February 1, 2006 on a prospective basis. The adoption of SFAS No. 151 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaced APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for accounting for and reporting a change in accounting principle (in the absence of explicit transition requirements specific to a newly adopted accounting principle) and a correction of an error. In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Specifically, SAB No. 108 requires that companies evaluate the materiality of an error on the basis of both (1) the error quantified as the amount by which the current year income was misstated and (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated. In its determination, presentation and disclosure of the errors and resulting corrective adjustments discussed above in “Restatement Adjustments” in this Item 7, the Company applied the applicable provisions of both SFAS No. 154 and SAB No. 108.

In November 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”). FSP FAS 115-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 clarifies that an investor shall recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell an impaired security has not been made. The Company adopted the provisions of FSP FAS 115-1 effective February 1, 2006 on a prospective basis. The adoption of FSP FAS 115-1 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. While SFAS No. 157 does not require any new fair value measurements, it applies under other accounting pronouncements that require fair value measurements. SFAS No. 157 clarifies the definition of fair value as an exit price and emphasizes that fair value is a market-based measurement. As it relates to the Company’s financial assets and financial liabilities, the adoption of SFAS No. 157 as of February 1, 2008 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows. For nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis, SFAS No. 157 is effective for fiscal years beginning after November 15, 2008. As it relates to the Company’s nonfinancial assets and nonfinancial liabilities, the adoption of SFAS No. 157 as of February 1, 2009 will not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 allows companies to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. Effective February 1, 2008, the Company adopted SFAS No. 159. During the fiscal year ended January 31, 2009, the Company has elected not to apply the fair value option to any eligible financial assets or financial liabilities.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF No. 06-11”). Under this consensus, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees under certain share-based benefit plans should be recognized as an increase in additional paid-in capital. As it relates to the Company, the consensus was effective beginning with the year ended January 31, 2009. As no dividends were paid during the year ended January 31, 2009, the accounting guidance in EITF No. 06-11 was not applied in the preparation of the consolidated financial statements for the year then ended. As it relates to the Company’s dividend payment made in April 2009, application of EITF No. 06-11 is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP FAS 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FSP FAS 157-3 resulted in no changes in the fair values of the Company’s financial assets.

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

RELATED PARTY TRANSACTIONS

The Company sells products and provides services to other subsidiaries of Comverse Technology, Inc. Sales to and amounts due from subsidiaries of Comverse Technology, Inc. are presented separately in the consolidated financial statements.

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

The agreement provided that the Company pay to Comverse Technology, Inc. a quarterly fee, payable in arrears at the end of each fiscal quarter, in consideration for all services provided by Comverse Technology, Inc. during such fiscal quarter. Payments of fees made under the agreement were $0.6 million in each of the fiscal years ended January 31, 2006 and 2007 and approximately $0.4 million in the year ended January 31, 2008. In addition, the Company reimbursed Comverse Technology, Inc. for any out-of-pocket expenses incurred by Comverse Technology, Inc. in providing the services. Fees and reimbursements were recorded in selling, general and administrative expenses in the Company’s consolidated statements of operations. The agreement was terminated effective February 1, 2008, as the Company now provides for itself substantially all the services provided for in the agreement.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to financial market risks, primarily from changes in interest rates that may impact the fair values of the Company’s short-term investments in marketable debt securities. Derivative financial instruments are not used to manage these risks.

As discussed in Note 3 to the Consolidated Financial Statements, short-term investments as of January 31, 2009 consisted of marketable debt securities, principally U.S. government agency obligations, which the Company deems available-for-sale. The Company’s investment policy provides guidelines relative to diversification and maturities designed to maintain safety and liquidity. Consistent with this policy, the Company’s investment purchases consisted primarily of corporate and municipal short and medium-term notes, U. S. government obligations, U. S. government agency obligations and/or mutual funds investing in the like during the fiscal years ended January 31, 2006, 2007, 2008 and 2009. At any given time, the Company’s mix of investments held as cash and cash equivalents versus short-term investments is dependent upon the Company’s view of each prospective investment’s price risk relative to the attainment of potentially higher yields or returns on its invested cash. A 10% increase or decrease in the fair values of the Company’s short-term investments held at January 31, 2009 would have a material effect on the Company's consolidated financial position.

As of the end of each reporting period, the Company adjusts the carrying amount of each short-term investment to its fair value. For each of the Company’s marketable debt securities held as of January 31, 2009, the Company’s measurements of fair value were based on non-binding market consensus prices that can be corroborated with observable market data. As of each reporting date, the Company monitors the liquidity of each investment it holds by analyzing current trading activity, to the extent such activity exists and is verifiable. The Company obtains alternate fair value estimates for each of its investments from independent pricing services as a means of verifying the prices used to measure fair value.

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

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements required pursuant to this Item are presented beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Background of Restatement

As previously disclosed, the Company’s Audit Committee conducted investigations regarding certain option-related accounting practices (Phase I) and excess expense accruals and incorrect deferral of revenues (Phase II) – both of which were found to have been improper (together the “Audit Committee Investigations”). These improper accounting practices impacted certain originally reported amounts in the Company’s consolidated financial statements for each of the fiscal years beginning with the fiscal year ended December 31, 1996 and ending with the fiscal year ended January 31, 2005. In addition, the Company evaluated its software revenue recognition practices for complex contractual arrangements under AICPA Statement of Position No. 97-2, “Software Revenue Recognition,” (“SOP No. 97-2”) and found that the Company had incorrectly applied the accounting guidance in SOP No. 97-2 in each of the fiscal years from the fiscal year ended January 31, 1999 through the fiscal year ended January 31, 2005. The Company also evaluated its depreciation expense recognition and determined that certain errors had been made in its recognition of depreciation expense for each of the fiscal years from the fiscal year ended January 31, 2000 through the fiscal year ended January 31, 2005. Details of the results of the evaluation of the Audit Committee Investigations, the revenue recognition practices and the depreciation expense recognition practices are discussed in the Explanatory Note at the beginning of this Annual Report on Form 10-K, the Management’s Discussion and Analysis section of this Annual Report on Form 10-K, and in Note 2 to the Consolidated Financial Statements of this Annual Report on Form 10-K.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and other procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report on Form 10-K, the Company completed an evaluation, as of January 31, 2009, under the supervision of and with participation from the Company’s management, including the Chief Executive and Chief Financial Officers, as to the effectiveness of the Company’s disclosure controls and procedures. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weaknesses in its internal control over financial reporting described below and its inability to file certain reports required under the Exchange Act within their required time periods, the Company’s disclosure controls and procedures were not effective as of January 31, 2009. The Company’s management did not complete its evaluation of the effectiveness of its disclosure controls and procedures as of January 31, 2006, January 31, 2007 and January 31, 2008. Nevertheless, because of the existence of material weaknesses in its internal control over financial reporting that have been identified by management as of January 31, 2009 (as described below under “Management’s Report On Internal Control Over Financial Reporting”), the Company’s management believes that the material weaknesses in its internal control over financial reporting that existed as of January 31, 2009 also existed as of January 31, 2006, January 31, 2007 and January 31, 2008. Based on such belief, as well as its inability to file its periodic reports required under the Exchange Act within their required time periods, management believes its disclosure controls and procedures were not effective during the periods covered by this Annual Report on Form 10-K.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate “internal control over financial reporting” for the Company, as that term is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. Any evaluation of effectiveness is subject to the risk that the controls may subsequently become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may decrease over time.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized use, acquisition, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2009. Management completed its assessment using the criteria set forth in “Internal Control—Integrated Framework” by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on this assessment and the material weaknesses identified below, management concluded that the Company’s internal control over financial reporting was not effective as of January 31, 2009.

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

This material weakness contributed to the misstatement of share-based payments expense which required the restatement of previously reported consolidated financial statements and contributed to the delay in filing this Annual Report on Form 10-K and certain other periodic reports during the period covered by this Annual Report on Form 10-K.

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

This material weakness contributed to the misstatement of software license and post-contract service revenue and depreciation expense which required the restatement of previously reported consolidated financial statements and contributed to the delay in filing this Annual Report on Form 10-K and certain other periodic reports during the period covered by this Annual Report on Form 10-K.

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

This material weakness contributed to the misstatement of software license and post-contract service revenue which required the restatement of previously reported consolidated financial statements and contributed to the delay in filing this Annual Report on Form 10-K and certain other periodic reports during the period covered by this Annual Report on Form 10-K.

The Company’s management did not complete an evaluation of the effectiveness of its internal control over financial reporting as of January 31, 2006, January 31, 2007 and January 31, 2008. Nevertheless, because of the existence of the above-described material weaknesses in the Company’s internal control over financial reporting that have been identified by management as of January 31, 2009, the Company’s management believes that the above-described material weaknesses in its internal control over financial reporting also existed as of January 31, 2006, January 31, 2007 and January 31, 2008.

The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting, which report appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Ulticom, Inc.

Mount Laurel, New Jersey

We have audited Ulticom, Inc.’s and subsidiaries’ (the "Company's") internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

1.

The Company’s controls over the periodic external financial reporting process did not operate effectively. The Company did not have adequate design or operational controls and procedures that provided reasonable assurance that financial statements could be prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) by the end of the reporting period. Specifically, because the Company was in the process of preparing its restatement, the Company did not (a) timely determine pre-tax income for purposes of accounting for income taxes; (b) timely resolve all matters involved in the preparation of the Company’s financial statements; and (c) timely perform and evaluate the effectiveness of the entity-level controls required for the external financial reporting process. As a result, adjustments to various account balances in the Company’s quarterly and annual financial statements during each of last four fiscal years ended January 31, 2009 have been recorded after the preparation of the internal financial statements the Company uses for management reporting purposes.

2.

The Company’s controls over its accounting for share-based payments did not operate effectively. The Company had not maintained effective controls over share-based payments by not fully implementing formalized written policies and procedures governing the issuance, accounting and communication of share-based payment awards and the monitoring of the process thereof. This material weakness contributed to the misstatement of share-based payments expense which required the restatement of previously reported consolidated financial statements and contributed to the delays in the Company’s ability to timely file its periodic reports with the Securities and Exchange Commission.

3.

The Company’s controls over the selection and application of GAAP did not operate effectively. The Company did not maintain a sufficient complement of accounting and finance personnel who were adequately trained and who possessed the appropriate level of expertise with GAAP to (1) properly account for the recognition of revenue on transactions that contain complex and non-standard terms, and (2) calculate and record depreciation expense in the appropriate accounting periods. This material weakness contributed to the misstatement of software license and post-contract service revenue and depreciation expense which required the restatement of previously reported consolidated financial statements and contributed to the delays in the Company’s ability to timely file its periodic reports with the Securities and Exchange Commission.

4.

The Company’s controls over the accounting for software revenue recognition did not operate effectively. Specifically, the Company did not have adequate policies and procedures in place to ensure the proper recognition of development kit revenue as well as post-contract services included in the initial license fee in accordance with GAAP. This material weakness contributed to the misstatement of software license and post-contract service revenue which required the restatement of previously reported consolidated financial statements and contributed to the delays in the Company’s ability to timely file its periodic reports with the Securities and Exchange Commission.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended January 31, 2009, of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 31, 2009, of the Company and our report dated September 29, 2009, expressed an unqualified opinion on those financial statements and includes explanatory paragraphs regarding (1) the restatement discussed in Note 2 to the consolidated financial statements, and (2) the Company’s adoption of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, and Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

September 29, 2009

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company implemented significant remedial measures prior to January 31, 2009 and in the first and second quarters subsequent to January 31, 2009, intended to address the material weaknesses in its internal control over financial reporting that are described above. As noted below, while the Company’s management believes that it has addressed these material weaknesses through the implementation of remedial procedures as of the date of the filing of this Annual Report on Form 10-K, the material weaknesses cannot be considered remediated until the controls have been operational for a period of time which is adequate to permit testing. Accordingly, the Company has performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this Annual Report on Form 10-K. As a result of these expanded procedures, the Company believes the consolidated financial statements contained in this report present fairly, in all material respects, the Company’s financial condition, results of operation and cash flows for the fiscal years covered thereby in conformity with GAAP.

The Company is committed to improving its overall control environment. As part of this commitment, the Company:

•	updated its Employee Code of Business Conduct and Ethics. All officers and employees are required to acknowledge their commitment to adhering to the Company’s code of conduct;
•

reemphasized to all employees the availability of its whistleblower hotline, through which employees at all levels can anonymously submit information or express concerns regarding accounting, financial reporting or other irregularities they become aware of or have observed; and

•

expanded the scope of internal audit activities, under supervision of the Audit Committee, to include additional evaluation of the Company’s internal control processes and procedures and information technology general controls.

In addition, management has implemented the following policies and procedures to address the Company’s material weaknesses:

Controls over the periodic financial external financial reporting process

•

an evaluation by the Company, on a quarterly basis, of its financial reporting and accounting processes with an emphasis upon its documentation of the support/rationale for (i) various accrual accounts, (ii) recognition of revenues and (iii) accounting for current and deferred income taxes. The quarterly results are reported to the Audit Committee;

•

the scheduling of meetings during the periodic external financial reporting process at which the Chief Executive Officer and the General Counsel are present for the purpose of discussing any issues or information of relevance to the Company’s financial statements and financial reporting processes; and

•	the implementation of a program to reemphasize the importance of training and ethical conduct in all aspects of the Company’s operations, which includes education and training to all personnel involved in the financial reporting process or accounting-related functions.

Controls over share-based payments

•

a requirement that every new stock option grant will be approved at a meeting of the Stock Option Committee and not by means of Unanimous Written Consent, and such approval will be documented and complemented by a contemporaneous calculation of the fair value of the award by the finance department and the development and approval of a schedule for the recognition of the related cost in the Company’s financial statements;

•

the stock option grant process will be administered by the Company’s General Counsel who reports directly to the Chief Executive Officer and who will provide coordination, visibility and oversight of the stock option grant process;

•

an internal audit by the Company, on an annual basis, of its stock option grant process with an emphasis upon (i) compliance with the terms of the relevant stock option plan(s), (ii) adequate documentation of the approval of each grant, and (iii) the integration of the granting, administration, calculation and reporting activities related to stock option accounting; and

•

an evaluation by management of manual processes and automated software tools used for stock option and other equity awards to improve the accuracy of record keeping and the requirement of formal training by users of such processes and tools.

Controls over the selection and application of GAAP

•	the retention of new personnel with technical accounting expertise, specifically with regards to accounting for complex revenue arrangements and depreciation;
•

an analysis by the Company, on a quarterly basis, of (i) recent accounting pronouncements and (ii) changes in the Company’s business with regard to their applicability to or effect on the Company’s financial statements. The accounting staff prepares recommendations for changes in accounting principles, if required; and

•	a requirement for regular training for the accounting staff on GAAP and other specific accounting and reporting topics.

Controls over recognition of certain complex software revenue recognition transactions

•	the retention of new personnel with technical accounting expertise to the Company’s finance organization, specifically with regards to accounting for complex revenue arrangements;
•	an analysis by the Company, on a quarterly basis, of complex contractual arrangements for proper accounting of multiple element revenue arrangements; and
•	a requirement for regular training for the accounting staff on generally accepted accounting principles and other specific accounting and reporting topics.

Other than the changes described above under this “Changes in Internal Control Over Financial Reporting,” the Company has not made any changes in its internal control over financial reporting during the year ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE
GOVERNANCE.

INFORMATION ABOUT THE BOARD OF DIRECTORS

Since the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2005, which is the Company’s last filed annual report, there has been extensive turnover in the members of its Board of Directors affiliated with Comverse Technology, Inc.

Former Directors

The following individuals, each of whom was an officer or employee of Comverse Technology, Inc. or one of its subsidiaries, served on the Company’s Board of Directors for the periods listed below, but no longer serve on the Company’s Board of Directors:

Kobi Alexander	(director 9/1995-4/2006)
Raz Alon	(director 6/2006-3/2007)
Avi Aronovitz	(director 7/2007-11/2008)
Yaacov Koren	(director 3/2000-12/2007)
David Kreinberg	(director 3/2000-4/2006)
Paul Robinson	(director 6/2004-6/2007)
John Spirtos	(director 10/2008-6/2009)

Current Directors

The following lists the Company’s current directors as of September 10, 2009. Each director will hold office until his or her successor is elected and qualified, or until his or her earlier resignation or removal. The Company has not had an annual meeting of shareholders since June 2005. Vacancies on the Board of Directors that have arisen due to the departures noted above have been filled by the vote of the Board of Directors, as contemplated by the Company’s Amended and Restated By-Laws and Amended and Restated Certificate of Incorporation.

Paul D. Baker (age 51)

Mr. Baker has served as a director since January 2000. He serves as Vice President, Corporate Marketing and Corporate Communications of Comverse Technology, Inc., a position he has held since joining Comverse Technology, Inc. in April 1991. Since January 2002, Mr. Baker has also served on the Board of Directors of Verint Systems Inc., a majority-owned subsidiary of Comverse Technology, Inc. Mr. Baker was nominated by Comverse Technology, Inc. to be a member of the Board of the Company.

John A. Bunyan (age 57)

Mr. Bunyan has served as a director since January 2008. Mr. Bunyan is currently the Chief Marketing Officer of Comverse Technology, Inc., a position he has held since September 2007. Prior to joining Comverse Technology, Inc., Mr. Bunyan was President of Intelliventure LLC from April 2005 to September 2007 and was Senior Vice President of Mobile Multimedia Services at AT&T Wireless from November 2001 to April 2005. Since March 2008, Mr. Bunyan has served on the Board of Directors of Verint Systems Inc., a majority-owned subsidiary of Comverse Technology, Inc. Mr. Bunyan was nominated by Comverse Technology, Inc. to be a member of the Board of the Company.

Michael J. Chill (age 43)– Independent Director; Chairman of Corporate Governance and Nominating Committee; Member of Audit Committee; Stock Option Subcommittee; Compensation Committee

Mr. Chill has served as a director since June 2004. Since July 2009, Mr. Chill, has been a Managing Director with Roth Capital Partners, LLC, an investment banking firm dedicated to the small-cap public market. From January 2008 until June 2009, Mr. Chill was a Managing Director of Rodman & Renshaw, an investment bank dedicated to providing investment banking services to companies that have significant recurring capital needs due to their growth and development strategies. Prior to this position, Mr. Chill was the Managing Director of ParamountBioCapital Asset Management, Inc., a NY based investment firm focused on companies in healthcare and life sciences, a position he held since July 2005. From April 2005 to July 2005, Mr. Chill acted as an independent consultant for high tech companies, venture capital firms and hedge funds. From July 2003 to April 2005, Mr. Chill served as a Portfolio Analyst for Vertical Ventures, a New York based investment firm specializing in structured direct investments in public companies. Mr. Chill is a director of Blue Phoenix Solutions, Inc.

Andre Dahan (age 60) – Chairman of the Board; Member of Compensation Committee; Corporate Governance and Nominating Committee

Mr. Dahan has served as a director since June 2007 and Chairman of the Board of Directors since September 2007. Since April 2007, Mr. Dahan has served as the President, Chief Executive Officer and a director of Comverse Technology, Inc. Prior to serving as President and Chief Executive Officer of Comverse Technology, Inc., Mr. Dahan was President and Chief Executive Officer of Mobile Multimedia Services at AT&T Wireless from July 2001 to December 2004. In addition to being a director of Comverse Technology, Inc., Mr. Dahan is currently Chairman of Starhome BV and Verint Systems Inc., majority-owned subsidiaries of Comverse Technology, Inc. Mr. Dahan was nominated by Comverse Technology, Inc. to be a member of the Board of the Company.

Ron Hiram (age 56) – Independent Director; Chairman of Audit Committee; Member of Stock Option Subcommittee; Compensation Committee; Corporate Governance and Nominating Committee

Mr. Hiram has served as a director since April 2000. Since June 2008, Mr. Hiram has been the Chief Executive Officer of Cellnet Solutions, Ltd., a provider of remotely managed networks of public wireless terminals supplying voice as well as value-added data services in developing countries. From 2003 to May 2008, Mr. Hiram was a Managing Partner of Eurofund 2000 L.P., a venture capital fund focused on Israeli-related companies in the telecommunications, information technology and microelectronic spheres. Mr. Hiram was a member of the Board of Directors of Comverse Technology, Inc. from June 2001 to December 2006 and was chairman of the Board of Directors of Comverse Technology, Inc. from May 2006 to December 2006.

Joel E. Legon (age 58)

Mr. Legon has served as a director since June 2009. Mr. Legon is currently the Chief Accounting Officer of Comverse Technology, Inc., a position he has held since February 2009. Prior to joining Comverse Technology, Inc., Mr. Legon held various positions with Avid Technology, Inc., including Chief Accounting Officer from July 2008 to December 2008, Chief Financial Officer from March 2007 to July 2008 and Principal Accounting Officer from March 2006 to March 2007. Avid Technology specializes in video and audio production technology. From January 2004 to March 2006, Mr. Legon was the Senior Vice President, Finance for Parametric Technology Corporation. Parametric Technology provides engineering software, content management and dynamic publishing solutions to worldwide customers. Mr. Legon was nominated by Comverse Technology, Inc. to be a member of the Board of the Company.

Rex A. McWilliams (age 73) – Independent Director; Chairman of Compensation Committee; Member of Audit Committee; Stock Option Subcommittee; Corporate Governance and Nominating Committee

Mr. McWilliams has served as a director since April 2000. Mr. McWilliams is the Chairman of Omni Diagnostics, LLC, a position he has held since April 1999. Mr. McWilliams also serves as a principal member of Newvent Management, a position he has held since January 1997. Newvent makes investments in several private New Jersey companies and in commercial real estate. Between 1974 and September 1997, Mr. McWilliams served as the Chairman and Chief Executive Officer of the Company’s predecessor company, Dale, Gesek, McWilliams & Sheridan, Inc.

Shawn K. Osborne (age 49)

Mr. Osborne was appointed President and Chief Executive Officer of the Company in September 1997 and has served as a director since January 2000. Mr. Osborne joined the Company in January 1997 as Vice President of Sales and Strategic Planning.

Shefali A. Shah (age 38) – Member of Compensation Committee and Corporate Governance and Nominating Committee Ms. Shah has served as a director since July 2007. Since March 2009, Ms. Shah has served as the Acting General Counsel and Corporate Secretary of Comverse Technology, Inc. and since December 2006, Ms. Shah has been the Assistant Secretary of Comverse Technology, Inc. From June 2006 until March 2009, Ms. Shah served as the Associate General Counsel of Comverse Technology, Inc. Prior to joining Comverse Technology, Inc., Ms. Shah was an attorney with the corporate practice group of Weil, Gotshal & Manges LLP from September 2002 to June 2006. Ms. Shah is also a director of Starhome BV and Verint Systems Inc., majority-owned subsidiaries of Comverse Technology, Inc. Ms. Shah was nominated by Comverse Technology, Inc. to be a member of the Board of the Company.

INFORMATION ABOUT THE CURRENT EXECUTIVE OFFICERS (NOT ALSO A DIRECTOR)

James Johnston (age 53) – Mr. Johnston was appointed Senior Vice President, Operations in November 2007. Mr. Johnston has held several positions at the Company since joining in May 1998 including Senior Vice President, Engineering from February 2006 to October 2007; Vice President, Product Support from November 2001 to January 2006; Vice President, Operations from November 1999 to October 2001; and Vice President, Quality and Standards from February 1999 to November 1999.

Mark A. Kissman (age 50) – Mr. Kissman was appointed Senior Vice President and Chief Financial Officer in January 2006. Previously, Mr. Kissman was Vice President of Finance and Chief Financial Officer from September 2001 to January 2006. Mr. Kissman started his career at Peat Marwick Mitchell & Co. (now KPMG LLP), where he worked in the firm’s audit practice.

Shila Roohi (age 47) – Ms. Roohi was appointed Senior Vice President, Engineering in November 2007. Ms. Roohi has held several positions at the Company since joining in September 1997, including Vice President, Component Solutions from February 2006 to January 2008 and Director, Customer Support Management, from August 2002 to January 2006.

CORPORATE GOVERNANCE

Code of Business Conduct and Ethics

Each of the Company’s directors and employees, including its Chief Executive Officer and its senior financial and accounting executives, are required to comply with its Code of Business Conduct and Ethics (the “Code”). The Code sets forth policies covering a broad range of subjects and requires strict adherence to laws and regulations applicable to the Company’s business. The Code is available on the Company’s website at www.ulticom.com, under the “Company, Investor Relations, Corporate Governance” headings. A copy of the Company’s Code may also be obtained, without charge, by any person upon written request directed to the Corporate Secretary of the Company at 1020 Briggs Road, Mt. Laurel, New Jersey 08054. The Company will post to its website any amendments to the Code, or waiver from its provisions for principal executive officers or directors, under the “Company, Investor Relations, Corporate Governance” headings.

Committees of the Board of Directors

The Company’s Board of Directors maintains an Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee. Each of these committees operates pursuant to a charter approved by the Board of Directors, copies of which are available on the Company’s website at www.ulticom.com under “Company, Investor Relations, Corporate Governance, Committee Charters” headings or upon written request to the Corporate Secretary of the Company at 1020 Briggs Road, Mt. Laurel, New Jersey 08054.

Audit Committee

Members: Mr. Chill; Mr. Hiram (Chairman); and Mr. McWilliams

The Company has a separately-designated standing Audit Committee established as contemplated by Section 10A of the Exchange Act. The Board of Directors has determined that each member of the Audit Committee is “independent” and financially literate as required by the additional independence requirements for members of the Audit Committee pursuant to Rule 10A-3 under the Exchange Act. In addition, the Board of Directors has also determined that Mr. Hiram is the “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

The purpose and responsibilities of the Audit Committee are discussed in detail in the charter and include, among other things:

•	overseeing the conduct and integrity of the Company’s financial reporting process;
•	overseeing the Company’s compliance with legal and regulatory requirements;
•

reviewing and evaluating the qualifications, engagement, compensation, independence and performance of the Company’s independent registered public accounting firm, their conduct of the annual audit, and their engagement for any other services;

•	reviewing the performance of the Company’s internal audit function, if applicable, and its systems of internal accounting and financial and disclosure controls;
•	reviewing and authorizing related-party transactions;
•	overseeing the Company’s code of business conduct and ethics as established by the Board; and
•	preparing the Audit Committee report required to be included in the Company’s annual proxy statement.

Compensation Committee

Members: Mr. Chill; Mr. Dahan; Mr. Hiram; Mr. McWilliams (Chairman); and Ms. Shah

The purposes and responsibilities of the Compensation Committee are discussed in detail in its charter and include, among other things:

•	determining the compensation of the Company’s Chief Executive Officer;
•	reviewing and approving compensation levels for the Company’s other executive officers;
•	reviewing and approving management incentive compensation policies and programs; and
•	reviewing and recommending to the Board management incentive compensation, employee benefit and equity-based plans.

The Compensation Committee has a subcommittee, the Stock Option Subcommittee. Messrs. Chill, Hiram and McWilliams are members of the Stock Option Subcommittee. The purposes and responsibilities of the Stock Option Subcommittee are discussed in detail in its charter and include, among other things:

•	administering the grant of stock options and other equity incentive awards; and
•	setting annual bonus criteria and certifying that such criteria have been achieved.

Corporate Governance and Nominating Committee

Members: Mr. Chill (Chairman); Mr. Dahan; Mr. Hiram; Mr. McWilliams; and Ms. Shah

The purposes and responsibilities of the Corporate Governance and Nominating Committee are discussed in detail in its charter and include, among other things:

•	identifying individuals qualified to serve as directors and recommending to the Board the nominees for all directorships;
•	developing and recommending to the Board a set of corporate governance guidelines and principles; and
•	reviewing, on a regular basis, the overall corporate governance of the Company and recommending improvements when necessary.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on review of the copies of such reports furnished to the Company, or written representations that no reports were required, the Company believes that:

•	during the fiscal year ended January 31, 2006, its directors, executive officers and ten percent shareholders complied with all filing requirements;
•

during the fiscal year ended January 31, 2007, its directors, executive officers and ten percent shareholders complied with all filing requirements except that an untimely Form 3 was filed by Ms. Roberts and Messrs. Alon, Duman and Johnston on February 13, 2006;

•

during the fiscal year ended January 31, 2008, its directors, executive officers and ten percent shareholders complied with all filing requirements except that (i) an untimely Form 3 was filed by Mr. Dahan on June 1, 2007 and Ms. Roohi on November 19, 2007; and (ii) an untimely Form 4 was filed by Messrs. Chill, Hiram and McWilliams on each of June 20, 2007 and January 31, 2008; and

•

during the fiscal year ended January 31, 2009, its directors, executive officers and ten percent shareholders complied with all filing requirements except that (i) an untimely Form 3 was filed by Mr. Bunyan on March 4, 2008; and (ii) an untimely Form 4 was filed by Messrs. Chill, Hiram and McWilliams on March 4, 2008.

ITEM 11.	EXECUTIVE COMPENSATION.

DIRECTOR COMPENSATION

The information provided below relates to compensation for services rendered during the 2005, 2006, 2007 and 2008 fiscal years by directors who served on the Company’s Board of Directors during any part of fiscal year 2008.  As noted in the section entitled Former Directors above, there were seven individuals who were employees of Comverse Technology, Inc. or one of its subsidiaries who served on the Company’s Board of Directors since February 1, 2005 but who are no longer on the Board of Directors.  These former directors, and current members of the Company’s Board of Directors who are employees of Comverse Technology, Inc. or one of its subsidiaries, or the Company, did not receive any compensation from the Company for service as a director during the fiscal years ended January 31, 2006 (“fiscal year 2005”), January 31, 2007 (“fiscal year 2006”), January 31, 2008 (“fiscal year 2007”) and January 31, 2009 (“fiscal year 2008”).

Director Compensation Table

The table below discloses the compensation for fiscal years 2005, 2006, 2007 and 2008 paid to or earned by those directors who served as a director during any part of fiscal year 2008. As discussed above, members of the Company’s Board of Directors who are employees of Comverse Technology, Inc. or one of its subsidiaries, or the Company, do not receive any compensation from the Company for their service as a director. Accordingly, they are not listed in the table below, except that Mr. Baker received a grant of options to purchase 2,500 shares of common stock in fiscal 2004 and the Company recognized certain expense associated therewith under Statement of Financial Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”).

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)(4)(5)(6)(7)(8)	Option Awards ($) (2)		Total ($)
P. Baker (3) 2008 2007 2006 2005	-	-	$ 609 2,258 2,451 -	(3) (3) (3)	$ 609 2,258 2,451 -
M. Chill 2008 2007 2006 2005	$165,000 170,000 114,500 22,500	$ 39,023 39,820 45,265 -	- - - -		204,023 209,820 159,765 22,500
R. Hiram 2008 2007 2006 2005	162,000 173,000 118,500 22,500	39,023 39,820 45,265 -	- - - -		201,023 212,820 163,765 22500
R. McWilliams 2008 2007 2006 2005	166,000 174,500 119,000 22,500	39,023 39,820 45,265 -	- - - -		205,023 214,320 164,265 22,500

(1)

At the end of fiscal 2008, the aggregate number of shares of common stock underlying outstanding deferred stock unit (“DSUs”) awards to directors was: Mr. Chil1- 5,500; Mr. Hiram - 5,500; and Mr. McWilliams – 5,500.

(2)

In March 2005, Messrs. Chill, Hiram and McWilliams each received a grant of options to purchase 5,000 shares of common stock at $11.07 per share from the Company’s 1998 Stock Incentive Compensation Plan ("1998 SICP"). The stock option awards granted in March 2005 are described in more detail in the narrative below. At the end of fiscal 2008, the aggregate number shares of common stock underlying outstanding option awards to the directors was: Mr. Baker – 2,500; Mr. Chill – 20,000; Mr. Hiram – 35,000; and Mr. McWilliams – 10,000. Except for Mr. Baker, the Company did not recognize any expense for these option awards because they were fully vested prior to February 1, 2006, which was the date when the recording of expense for grants of stock options under FAS 123(R) became effective for the Company.

(3)

Mr. Baker is an employee of Comverse Technology, Inc. and did not receive any compensation for his services as a director of the Company in fiscal years 2005, 2006, 2007 and 2008. The Company recognized the amounts shown above for financial statement reporting purposes under FAS 123(R) for the fiscal years shown with regard to options to purchase 2,500 shares of the Company’s common stock that were granted to Mr. Baker effective July 9, 2004. The stock options were granted under the 1998 SICP and vested in equal installments over a period of 4 years from the date of the grant. Assumptions used in the calculation of this amount are included in Notes 1 (under the heading “Share-based Payments”) and 8 of the consolidated financial statements included in this Annual Report on Form 10-K. The recording of expense under FAS 123(R) for grants of stock options became effective for the Company as of February 1, 2006.

(4)

On May 11, 2007, each independent director was awarded 5,500 DSUs for service in fiscal 2006, the terms of which were reflected in Deferred Stock Award Agreements, subject to the terms of the 2005 SICP. The DSUs were 100% vested as of the date of the grant as a result of services provided by the director during fiscal 2006 (i.e., 25% vested on April 30, 2006; 25% vested on July 31, 2006; 25% vested on October 31, 2006; and 25% vested on January 31, 2007). The directors were entitled to receive shares of common stock equal to the number of DSUs on the earlier of (a) the business day after the first date during calendar year 2007 (after the Vesting Date) on which the shares of common stock in settlement of this Award were registered under a registration statement on Form S-8 and (b) January 1, 2008 (the “Settlement Date”). The grant date fair value of these DSUs computed in accordance with FAS 123(R) was $45,265 for each independent director. On the Settlement Date of January 1, 2008, each director received 5,500 shares of unregistered common stock.

(5)

On January 18, 2008, each independent director was awarded 5,500 DSUs for service in fiscal 2007, the terms of which were reflected in Deferred Stock Award Agreements, subject to the terms of the 2005 SICP. The DSUs were 75% vested as of the date of grant as a result of services provided by the director during fiscal year 2007 (i.e., 25% vested on April 30, 2007; 25% vested on July 31, 2007; 25% vested on October 31, 2007; and 25% vested on January 31, 2008). The directors were entitled to receive shares of common stock equal to the number of DSUs on the earlier of (a) the business day after the first date during calendar year 2008 in which the shares of common stock in settlement of the grant were registered under a registration statement on Form S-8; (b) the date on which a Change in Control occurred (to the extent that such Change in Control also constituted a change in ownership or effective control within the meaning of Treasury Regulations Section 1.409A-3(i)(5)); and (c) January 1, 2009 (the “Settlement Date”). The grant date fair value of these DSUs computed in accordance with FAS 123(R) was $39,820 for each independent director. On the Settlement Date of January 1, 2009, each director received 5,500 shares of unregistered common stock.

(6)

On February 26, 2008, each independent director was awarded 5,500 DSUs for service in fiscal 2008, the terms of which were reflected in Deferred Stock Award Agreements, subject to the terms of the 2005 SICP. The DSUs vested 25% on April 30, 2008; 25% on July 31, 2008; 25% on October 31, 2008; and 25% on January 31, 2009. The directors are entitled to receive shares of common stock equal to the number of vested DSUs on the earlier of (a) the date on which a Change in Control occurs (to the extent such Change in Control also constitutes a change in ownership or effective control within the meaning of Treasury Regulations Section 1.409A-3(i)(5)) and (b) January 6, 2010 (the “Settlement Date”). The grant date fair value of these DSUs computed in accordance with FAS 123(R) was $39,023 for each independent director.

(7)

The amounts shown in this Director Compensation Table do not include awards of 5,500 DSUs granted to each independent director in February 2009 because these DSUs are for service in fiscal 2009. See description of this grant in the narrative below.

(8)

The amounts shown represent the amount recognized by the Company for each director for financial statement reporting purposes under FAS 123(R) for the fiscal years noted. Assumptions used in the calculation of this amount are included in Notes 1 (under the heading “Share-based Payments”) and 8 of the consolidated financial statements included in this Annual Report on Form 10-K. The recording of expense under FAS 123(R) for grants of DSUs became effective for the Company as of February 1, 2006.

In March 2005, Messrs. Chill, Hiram and McWilliams each received a grant of options to purchase 5,000 shares of common stock from the 1998 Stock Incentive Compensation Plan ("1998 SICP") to purchase common stock at $11.07 per share. The grant was effective March 16, 2005 and vested in one-fifth increments per meeting that the director attended of the Board and any committees of the Board of which such director was a member during the year of the grant. As a result of this vesting schedule, options generally vested within one year from the date of the grant.

In July 2006, the Corporate Governance and Nominating Committee (the “CGN Committee”) of the Company’s Board of Directors retained Hewitt Associates LLC (“Hewitt”) to advise it on independent director compensation. Hewitt presented a study which compared director compensation at 17 peer companies. The analysis included a review of the following areas of compensation: annual board retainer, board meeting fees, committee fees (including retainers and chairman fees), total fees, equity compensation and net total compensation. The peer group consisted of the following publicly-held technology companies with generally comparable revenues:

Carrier Access Corporation

Catapult Communications Corporation

Entrust, Inc.

Evolving Systems, Inc.

Interactive Intelligence, Inc.

NMS Communications Corporation

Nuance Communications, Inc.

OPNET Technologies, Inc.

Opsware Inc. PCTEL, Inc. Performance Technologies Inc. Sonus Networks Inc. Sycamore Networks Inc. Synplicity, Inc. Tollgrade Communications, Inc. Watchguard Technologies, Inc.

The survey showed that the Company’s compensation for its independent directors was significantly below the average and median net total compensation for independent directors in the peer group. The CGN Committee expressed a desire that the Company have its net total compensation for its independent directors at the 75th percentile of the peer group due to the ongoing Audit Committee Investigations and the desire to attract and retain qualified director candidates. As a result, in September 2006, the CGN Committee recommended and the Board approved a new director compensation policy under which independent directors would receive the following compensation:

•	$15,000 annual retainer fee;
•	$1,500 for each Board meeting attended;
•	$1,000 for each committee meeting attended;
•	$10,000 additional annual retainer for the Chairman of the Audit Committee;
•	$10,000 additional annual retainer for the Chairman of the Compensation Committee;
•	$5,000 additional annual retainer for the Chairman of the Corporate Governance and Nominating Committee;
•	$5,000 special stipend per month commencing as of March 2006 and continuing until the Company becomes current in its Exchange Act filings;
•	Grant of 8,500 shares of restricted stock upon joining the Board of Directors, vesting one-year from date of grant; and
•	Annual grant of 5,500 shares of restricted stock, vesting in 4 tranches at the end of each fiscal quarter during a one-year period from the date of the grant.

In May 2007, the Board approved a proposal from the Corporate Governance and Nominating Committee to grant deferred stock units (“DSUs”) instead of restricted stock until such time as the 2005 SICP was amended to provide for the granting of restricted stock to independent directors. Pursuant to this policy, each of the Company’s independent directors has received an award of DSUs for service in fiscal years 2006, 2007, 2008 and 2009, as described below. The DSUs vest in 4 tranches at the end of each fiscal quarter during a one-year period from the date of the grant with a delivery date (“Settlement Date”) determined each year.

In May 2007, each independent director was awarded 5,500 DSUs for service in fiscal 2006, the terms of which were reflected in Deferred Stock Award Agreements, subject to the terms of the 2005 SICP. The DSUs were 100% vested as of the date of grant as a result of services provided by the independent directors during fiscal year 2006 (i.e., 25% vested in respect of each of the fiscal quarters ended April 30, 2006; July 31, 2006; October 31, 2006; and January 31, 2007). The independent directors were entitled to receive shares of common stock equal to the number of DSUs on the earlier of (a) the business day after the first date during calendar year 2007 in which the shares of common stock in settlement of the grant are registered under a registration statement on Form S-8 and (b) January 1, 2008. On the Settlement Date of January 1, 2008, each director received 5,500 shares of unregistered common stock.

In January 2008, each independent director was awarded 5,500 DSUs for service in fiscal 2007, the terms of which were reflected in Deferred Stock Award Agreements, subject to the terms of the 2005 SICP. The DSUs were 75% vested as of the date of grant as a result of services provided by the independent directors during fiscal year 2007 (i.e., 25% vested in respect of each of the fiscal quarters ended April 30, 2007; July 31, 2007; October 31, 2007; and January 31, 2008). The independent directors were entitled to receive shares of common stock equal to the number of DSUs on the earlier of (a) the business day after the first date during calendar year 2008 in which the shares of common stock in settlement of the grant are registered under a registration statement on Form S-8; (b) the date on which a Change in Control occurs (to the extent that such Change in Control also constitutes a change in ownership or effective control within the meaning of Treasury Regulations Section 1.409A-3(i)(5)); and (c) January 1, 2009. On the Settlement Date of January 1, 2009, each director received 5,500 shares of unregistered common stock.

In February 2008, each independent director was awarded 5,500 DSUs for service in fiscal 2008, the terms of which are reflected in Deferred Stock Award Agreements, subject to the terms of the 2005 SICP. The DSUs vested 25% at the end of each fiscal quarter (April 30, 2008, July 31, 2008, October 31, 2008, and January 31, 2009), as a result of the independent director's continued service with the Company through each such vesting date. The independent directors are entitled to receive shares of common stock equal to the number of vested DSUs on the earlier of (a) the date on which a Change in Control occurs (to the extent that such Change in Control also constitutes a change in ownership or effective control within the meaning of Treasury Regulations Section 1.409A-3(i)(5)) and (b) January 6, 2010.

In February 2009, each independent director was awarded 5,500 DSUs for service in fiscal 2009, the terms of which are reflected in Deferred Stock Award Agreements, subject to the terms of the 2005 SICP. The DSUs will vest 25% at the end of each fiscal quarter (April 30, 2009, July 31, 2009, October 31, 2009, and January 31, 2010), subject to the independent director's continued service with the Company through each such vesting date. The independent directors are entitled to receive shares of common stock equal to the number of vested DSUs on the earlier of (a) the date on which a Change in Control occurs (to the extent that such Change in Control also constitutes a change in ownership or effective control within the meaning of Treasury Regulations Section 1.409A-3(i)(5)) and (b) January 3, 2011.

In April 2009, the Company announced that its Board of Directors declared a special cash dividend (the “Special Dividend”) of $4.58 per share, payable on April 20, 2009 to the Company’s shareholders of record as of the close of business on April 13, 2009. The Company further announced that the Board approved a decrease in the exercise price of all the unexercised stock options that had been previously awarded to account for the effect of the Special Dividend.

The resultant adjustments to the exercise price of outstanding stock options held by the Company’s directors are summarized below:

	Option Awards
Name and Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Pre-Adjustment Option Exercise Price ($)	Post-Adjustment Option Exercise Price ($)	Option Expiration Date
Paul Baker
7/9/2004	2,500	0	$ 10.8500	$ 6.2700	7/9/2014
Michael Chill
3/16/2005	5,000	0	11.0700	6.4900	3/16/2015
6/14/2004	15,000	0	10.7350	6.1550	6/14/2014
Ron Hiram
3/16/2005	5,000	0	11.0700	6.4900	3/16/2015
3/12/2004	5,000	0	9.9900	5.4100	3/12/2014
3/17/2003	5,000	0	6.6700	2.0900	3/17/2013
3/13/2002	5,000	0	7.6400	3.0600	3/13/2012
3/7/2001	5,000	0	29.2500	24.6700	3/7/2011
4/4/2000	10,000	0	13.0000	8.4200	4/4/2010
Rex McWilliams
3/16/2005	5,000	0	11.0700	6.4900	3/16/2015
3/7/2001	5,000	0	29.2500	24.6700	3/7/2011

The Special Dividend was also paid to directors who have DSUs. The Special Dividend associated with the 11,000 DSUs (fiscal 2008 and fiscal 2009 awards) of each of Messrs. Chill, Hiram and McWilliams was escrowed to be delivered on the applicable Settlement Date of such DSU grant, subject to the terms of the Deferred Stock Award Agreements.

EXECUTIVE COMPENSATION

The information provided below relates to compensation for services rendered during the 2005, 2006, 2007 and 2008 fiscal years by the Company’s named executive officers during the applicable fiscal year. Because the SEC rules governing the disclosure of executive compensation changed in 2006, a narrative relating to fiscal 2005 compensation is presented separately below under “Report of the Compensation Committee Concerning Executive Compensation for Fiscal Year 2005”, while a narrative relating to fiscal 2006, 2007 and 2008 compensation is presented in the “Compensation Discussion and Analysis” below in accordance with the current SEC rules.

Report of the Compensation Committee Concerning Executive Compensation for Fiscal Year 2005

For fiscal year 2005, the Compensation Committee was composed of Messrs. Alexander, Kreinberg and Hiram. For fiscal year 2005, the Compensation Committee was responsible for the establishment and oversight of the Company’s executive compensation program. In that regard, the Compensation Committee (i) made recommendations to the Board regarding the Company’s incentive compensation plans; (ii) determined salaries, incentive compensation and benefits of the President and Chief Executive Officer and the Chief Financial Officer of the Company, and (iii) performed such other duties as were from time to time be assigned by the Board with respect to compensation. The Stock Option Committee, which was comprised solely of independent directors, administered the issuance of equity based compensation arrangements under the Company’s stock incentive compensation plans.

For fiscal year 2005, the Company’s executive compensation program was intended to motivate and reward highly qualified executives for long-term strategic management, the enhancement of shareholder value, and to attract and retain executives whose abilities were critical to the long-term success and competitiveness of the Company. The program was oriented heavily toward long-term incentive compensation tied to increases in shareholder value.

The Compensation Committee reviewed the Company’s executive compensation program and performed evaluations of the Company’s performance and its executive compensation as compared to the compensation programs of other similarly-situated companies. The key components of the Company’s executive compensation program consisted of base salary, an annual cash incentive program, and a long-term incentive program consisting of stock incentive compensation.

Base Salary

Salary levels of the named executive officers were reviewed annually and adjusted when the Compensation Committee believed that adjustments were required, taking into account competitive factors in the industries and locations of the Company’s activities, as well as performance of the Company. In establishing compensation levels, the Compensation Committee relied to a significant extent on its direct experience in the recruitment of personnel as well as reported compensation levels of senior management of other, similarly situated companies. The salaries of Shawn Osborne, President and Chief Executive Officer, and Mark Kissman, Chief Financial Officer (the “Fiscal Year 2005 Named Executive Officers”) were increased in fiscal year 2005 based on this review.

Fiscal Year 2005 Annual Cash Incentive Program

In March 2005, the Compensation Committee determined the target bonuses and the financial formula that would be used to determine the cash incentive awards to the Fiscal Year 2005 Named Executive Officers for fiscal year 2005 performance. Based on these targets and formulas, Mr. Osborne was awarded an annual cash incentive bonus of $71,250 for fiscal year 2005 performance and Mr. Kissman was awarded an annual cash incentive bonus of $38,063 for fiscal year 2005 performance.

Fiscal Year 2005 Long-Term Incentive Program

Historically, employees of the Company have benefited from the Company’s practice of awarding stock options to personnel throughout the organization and the resulting value associated with the increase in the market price of the Company’s common stock. The Compensation Committee and the Stock Option Committee believed that equity-based incentive arrangements, such as employee stock options, were among the most effective means available to the Company of aligning the interests of employees with the objectives of shareholders generally, and of building their long term commitment to the organization. In fiscal year 2005, the Compensation Committee continued to emphasize stock option awards as an important element of the compensation package available to certain of its executives and employees, and evaluated the merits of stock option awards going forward in the context of recent regulations concerning the accounting treatment of such awards. The Compensation Committee considered both available competitive data and subjective performance evaluations in determining the amount of long-term incentive compensation to grant to its officers and key employees. Stock options typically vested in increments over four years to encourage long-term commitment to the Company by the grantees.

The Company granted stock options to certain executive officers during fiscal year 2005, including the Fiscal Year 2005 Named Executive Officers. On December 29, 2005, Mr. Osborne was granted options to purchase 75,000 shares of common stock and Mr. Kissman was granted options to purchase 30,000 shares of common stock. The exercise price was $9.84 and the options vest 50% on December 29, 2007; 25% on December 29, 2008; and 25% on December 29, 2009. Those grants were designed to align the interests of each executive officer with those of the shareholders and provide each individual with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the Company.

Compensation of the President and Chief Executive Officer

Mr. Osborne has served as the Company’s President and Chief Executive Officer since 1997. In fiscal year 2005, the Compensation Committee increased Mr. Osborne’s base salary from $240,000 to $275,000 and awarded him a cash incentive bonus of $200,000 for fiscal year 2004 performance. Mr. Osborne was also entitled to receive the use of an automobile leased by the Company and a partial 401(k) match. The Stock Option Committee awarded Mr. Osborne options to purchase 75,000 shares of common stock in fiscal year 2005. The exercise price of these options to purchase common stock was $9.84 per share.

Mr. Osborne’s compensation was established by the Compensation Committee and was discussed and approved by the members of the Compensation Committee. The stock option component of Mr. Osborne’s compensation was also discussed and approved by the Stock Option Committee upon the recommendation of the Compensation Committee. In approving such compensation, the Compensation Committee and the Stock Option Committee (solely with respect to the stock option portion of Mr. Osborne’s compensation) took into account compensation levels of chief executive officers of other publicly-held companies and the financial performance achieved by the Company throughout fiscal year 2005.

This report has been approved by Mr. Hiram who was a member of the Compensation Committee for fiscal year 2005. Messrs. Alexander and Kreinberg, the other two members of the Compensation Committee for fiscal year 2005, are no longer with the Company.

THE COMPENSATION COMMITTEE
Ron Hiram

Information Relating to Fiscal 2005 Compensation and Stock Option Grants

In order to facilitate comparison of the 2005 fiscal year and subsequent fiscal years by investors, the Company has voluntarily included information and data regarding the fiscal 2005 compensation of the Fiscal Year 2005 Named Executive Officers in the Summary Compensation Table following the “Compensation Discussion and Analysis” below.

Information relating to the outstanding equity awards at the 2008 fiscal year-end for each of the Fiscal 2005 Named Executive Officers is presented below under “Outstanding Equity Awards at Fiscal Year-End”. In addition, information relating to the shares of common stock acquired on exercise of options during the 2005, 2006, 2007 and 2008 fiscal years, payments made in respect of expired options and the vesting of previously granted stock awards for each of the Fiscal 2005 Named Executive Officers is presented in the Option Exercises and Stock Vested Table following the “Compensation Discussion and Analysis” below.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes our executive compensation program and addresses how the Company made executive compensation decisions for its senior executive officers during fiscal years 2006, 2007 and 2008. The senior executive officers named in this Compensation Discussion and Analysis (the “named executive officers”) are Shawn Osborne, the Chief Executive Officer; Mark Kissman, the Chief Financial Officer; James Johnston, the SVP-Operations; Shila Roohi, the SVP-Engineering (named executive officer only in fiscal years 2007 and 2008); Osman Duman, the former SVP-Chief Marketing Officer; and Lisa Roberts, the former SVP-Operations (named executive officer only in fiscal years 2006 and 2007).

Philosophy and Objectives

The primary objective of the Company’s executive compensation program is to assist the Company in attracting, retaining and motivating talented executives to execute its business strategy and achieve its short-term and long-term business goals so as to maximize profits and shareholder value. The Company seeks to achieve these objectives by:

•	providing compensation and rewards programs that are externally competitive to attract and retain the talent needed;

•	rewarding performance of executives who contribute to strategic and operational goals; and

•	providing compensation that aligns with business objectives and shareholders’ interests.

The key elements of the Company’s executive officer compensation program are base salary, annual cash incentive compensation and long-term incentive compensation, which are administered by the Compensation Committee and its subcommittee, the Stock Option Subcommittee (collectively, the “Compensation Committee”). Although the Compensation Committee subjectively apportions total compensation among these elements in such proportions as it determines, in its sole discretion, are appropriate in the circumstances, generally it considers an appropriate split for annual cash incentive compensation and long-term incentive compensation for the Chief Executive Officer and the Chief Financial Officer to be approximately 50% short-term (annual bonus) and 50% long-term because the Chief Executive Officer and the Chief Financial Officer should have a greater proportion of their total compensation focused on the long-term success of the Company than the other executives. The Compensation Committee retains the flexibility to consider, in its sole discretion, various subjective factors when making compensation decisions. Such factors have included the uncertainty caused by the Audit Committee Investigations, challenges emanating from the Company’s not being current in its SEC filings, external market forces, the difficulty of attracting suitable candidates and individual performance. As noted throughout this Compensation Discussion and Analysis, compensation decisions in fiscal years 2006, 2007 and 2008, including the decision to enter into agreements with certain of the Company's executives relating to retention, severance and change of control arrangements, were significantly influenced by retention goals given the uncertainty related to the Audit Committee Investigations and the efforts to explore the sale of the Company during that period of time.

Compensation Procedures and Assistance from Compensation Consultants

With regard to the compensation of the Company’s Chief Executive Officer, Mr. Osborne, the Compensation Committee reviews a report provided by its independent compensation consultant that compares executive compensation to peer group executive compensation ("Report"). Based on its review of the Report and its review of Mr. Osborne's recent performance, the Compensation Committee, exercising its discretion as appropriate, approves his compensation. With regard to the other named executive officers, Mr. Osborne makes recommendations to the Compensation Committee as to appropriate levels of compensation. The Compensation Committee then reviews these recommendations in comparison to the information from the Consultant Report, makes any adjustments it deems appropriate and approves their compensation. With regard to long-term incentive compensation, the Compensation Committee makes recommendations to the Stock Option Subcommittee, which reviews these recommendations, makes any adjustments, and approves any long-term incentives for the named executive officers. Except in the event of special circumstances that may arise, the Compensation Committee considers executive compensation at the first Compensation Committee meeting following the determination of the previous fiscal year’s financial results. However, certain decisions regarding executive compensation may be deferred to subsequent Compensation Committee meetings to permit further analysis and discussion.

The Compensation Committee has authority to retain and terminate independent compensation consultants. With regard to compensation decisions in fiscal years 2006 and 2007 with respect to salary, the annual cash incentive program and long-term equity incentives, the Compensation Committee utilized the services of Hewitt Associates LLP (“Hewitt”) to advise it on compensation matters relating to the named executive officers. As part of its services, Hewitt advised the Compensation Committee from time to time on the competitiveness of each element of the Company’s executive pay by providing the Compensation Committee with a Report (the “Hewitt Report”). In each Hewitt Report, Hewitt reviewed base salary, bonuses/annual incentives, total cash compensation, long-term incentives and total compensation (base salary plus annual incentive payment plus equity compensation) from comparative, publicly-held technology companies. The following comparable companies were reviewed in the fiscal year 2006 Hewitt Report and the fiscal year 2007 Hewitt Report (differences between the comparable companies reviewed in fiscal year 2006 and those reviewed in fiscal year 2007 were due to structural changes and developments at specific companies):

Carrier Access Corporation

Catapult Communications Corporation

Entrust, Inc.

Evolving Systems, Inc.

Interactive Intelligence, Inc.

MetaSolv Inc. (not used in FY 2007; sold)

NMS Communications Corporation

Nuance Communications, Inc.

OPNET Technologies, Inc.

Opsware Inc.

PCTEL, Inc.

Performance Technologies Inc.

Sonus Networks Inc. (not used in FY 2007; delayed filing)

Sycamore Networks Inc. (not used in FY 2007; delisted)

Synplicity, Inc.

Tekelec (added in FY 2007)

Tollgrade Communications, Inc.

Watchguard Technologies Inc. (not used in FY 2007; private)

Hewitt then adjusted the competitive compensation data of the comparative companies to reflect differences in size between these comparable companies and the Company.

The fiscal year 2006 Hewitt Report for the Chief Executive Officer indicated that (i) all elements of short-term compensation (salary and cash bonus) were below the size adjusted market median (the "market median"); (ii) the long-term incentive compensation (equity) was significantly above the market median; and (iii) total compensation was above the market median. This same Hewitt Report for the Chief Financial Officer indicated that (i) base salary was within the competitive range (i.e., plus or minus 15%) of the market median; (ii) the cash bonus was significantly below the market median; (iii) the long-term incentive compensation (equity) was slightly above the market median; and (iv) total compensation was within the competitive range of the market median.

In fiscal year 2007, the Compensation Committee also retained Hewitt to benchmark compensation for the SVP-Chief Marketing Officer (“CMO”), SVP-Operations and SVP-Engineering positions. This Hewitt Report indicated that for all 3 positions, the base salary was within the competitive range (i.e., plus or minus 15%) of the market median, while the annual cash bonus was significantly above the market median. In the aggregate, the combined cash compensation was within the competitive range of the market median. However, the long-term incentive component was significantly below the market median for the CMO and SVP-Operations, while the long-term incentive component for the SVP-Engineering was at the market median. In terms of total compensation, the CMO and SVP-Operations were slightly below the market median and the SVP-Engineering was just above the market median.

In fiscal year 2008, the Compensation Committee began utilizing the services of Frederic W. Cook & Co., Inc. ("Cook"). As part of its services, Cook reviewed compensation levels and practices of a group of comparable, publicly-held technology companies of similar size and business to the Company (the “Cook Peer Group”). Cook advised the Compensation Committee on the competitiveness of each element of the Company’s executive pay by providing the Compensation Committee with a Report (the “Cook Report”). In the Cook Report, Cook reviewed base salary, bonuses/annual incentives, total cash compensation, long-term incentives and total compensation (base salary plus annual incentive payment plus equity compensation) from the most recently available proxy information for the Cook Peer Group and national technology industry survey data. The Cook Peer Group consisted of the following companies:

8x8 Acme Packet Aruba Networks Catapult Communications Interactive Intelligence InterDigital Intervoice NextWave Wireless NMS Communications	Numerex Openwave Systems ORBCOMM PCTEL, Inc. Performance Technologies Smith Micro Systems Starent Networks Veraz Networks

Cook recommended that since compensation opportunity is most highly correlated to revenue and market capitalization, the Cook Peer Group median was a reasonable competitive benchmark for the Company given the relative size of the Company.

In fiscal year 2008 the Compensation Committee generally sought to provide total compensation to the Chief Executive Officer and the other executive officers at approximately the Cook Peer Group median. The Cook Report for the Chief Executive Officer, Chief Financial Officer, SVP-Operations and SVP- Engineering indicated that (i) except for the SVP, Engineering who was below the competitive range, base salaries were within the competitive range of the proxy and survey median (the "market median"), (ii) target cash compensation was within the competitive range of the market median; and (iii) target total direct compensation was between 75% and 92% of the market median depending upon whether the data was obtained from the proxy information or the survey data.

In addition to determining the key elements of the compensation program (base salary, annual cash incentive compensation and long-term incentive) for the executive officers, the Compensation Committee also considered employment related agreements as part of its compensation philosophy. In July 2007, the Compensation Committee utilized the services of Exequity LLP (“Exequity”) to review extending change-in-control-related termination benefits to named executive officers other than the CEO (who already had an employment agreement that provided for change in control benefits). Such extension of benefits was recommended by the CEO in order to promote workforce continuity and stabilize the employee population during a period of operational uncertainty. Based on its experience in comparable situations, Exequity advised the Compensation Committee that extending change-in-control related termination benefits fit within established norms and was competitive with general industry standards. As a result of this review, the Compensation Committee recommended and the Board approved entering into change-in-control termination agreements with the executive officers (except the CEO as noted above) as described below in this Compensation, Discussion and Analysis under “Employment and Change of Control Agreements, and Retention Plan.”

Compensation Components

Base Salaries.   Base salaries are intended to provide a fixed amount of cash compensation that is externally competitive in relation to the responsibilities of the executive’s position. Individual salaries for executive officers are generally reviewed annually by the Compensation Committee; however, the Compensation Committee also reviews base salaries when it deems it appropriate based on changed responsibilities or other circumstances. In determining the base salary for the Chief Executive Officer, the Compensation Committee

considers the executive’s performance in meeting his or her objectives and the competitive information from the independent compensation consultant. In determining the salary for the other named executive officers, the Compensation Committee takes into account the recommendations of the Chief Executive Officer, the executive’s performance in meeting his or her objectives and the competitive information from the independent compensation consultant.

Mr. Osborne’s base salary was $275,000 during the fiscal year ended January 31, 2007 (“fiscal year 2006”). In May 2007, after reviewing an interim status report of the Audit Committee Investigations and taking into consideration the fact that Mr. Osborne did not receive a salary increase in fiscal year 2006, the Compensation Committee approved increasing Mr. Osborne’s base salary to $325,000, retroactive to February 1, 2006. In addition, the Company and Mr. Osborne entered into an Employment Agreement as discussed under “Employment Agreement” below.

In August 2007, the Compensation Committee approved increases in base salary set forth below for the other executive officers retroactive to the beginning of the fiscal year 2007, taking into account the recommendation from the CEO and the fiscal year 2007 Hewitt Report:

Name	Title	Old Base Salary	New Base Salary
Mark Kissman	CFO	230,000	$253,000
Osman Duman	SVP-CMO	225,000	$250,000
James Johnston	SVP-Engineering	200,000	$210,000
Lisa Roberts	SVP-Operations	210,000	$225,000

As of October 2007, Ms. Roberts resigned in connection with the Audit Committee's findings. In November 2007, Mr. Johnston became the SVP-Operations and Ms. Shila Roohi became the SVP-Engineering. In connection with these promotions and in line with the compensation for comparable positions indicated by the Hewitt Report, the Compensation Committee approved the following new base salaries:

Name	Title	Base Salary
James Johnston	SVP-Operations	$230,000
Shila Roohi	SVP-Engineering	$200,000

Mr. Duman gave notice of his resignation from the Company on June 6, 2008, effective August 8, 2008.

In June 2008, the Compensation Committee decided not to increase the base salary of any named executive officer based on the finding from the Cook Report that, except for the SVP, Engineering, the base salaries were within the competitive range of the market median. In May 2009, the Compensation Committee again determined to maintain the existing base salaries for the named executive officers based on adverse market conditions and the financial performance of the Company.

Annual Cash Incentive Program. The Company provides executives with an annual opportunity to earn cash incentive awards under its annual cash incentive program. These opportunities were provided in each of fiscal year 2006, fiscal year 2007 and fiscal year 2008. The cash bonuses are intended to motivate and reward the achievement of short-term business goals, which is a key element of the Compensation Committee’s overall compensation philosophy. In determining the target award for the Chief Executive Officer, the Compensation Committee considers the competitive information from its independent compensation consultant and the short-term goals the Company is seeking to achieve. In determining the target awards for the other named executive officers, the Compensation Committee takes into account the recommendations of the Chief Executive Officer, the competitive information from the Report and the short-term goals the Company is seeking to achieve. The Compensation Committee may adjust any award to take into account extraordinary or unusual events occurring during the performance year, including the individual’s performance or changes in the individual’s duties and responsibilities.

Fiscal Year 2006 Annual Cash Incentive Program

The process of setting cash incentive program targets for fiscal year 2006 was not completed due to the then pending Audit Committee Investigations. In March 2007, the Compensation Committee, then composed of Messrs. Alon, Chill, Hiram, and McWilliams, considered Mr. Osborne’s cash incentive program bonus for fiscal year 2006 performance. The Compensation Committee determined that the three financial metrics most appropriate in determining Mr. Osborne’s bonus were revenue, gross profit and operating income (as opposed to net income) as reflected in the Company’s financial statements based on its assessment that these metrics gave the best indication of the success of the Company. The bonus range set by the Compensation Committee for fiscal year 2006 was $140,000 to $180,000. The Compensation Committee determined that while the Company had achieved its internally-budgeted fiscal year 2006 gross profit and operating income targets, it had missed its internally-budgeted revenue number for the year and that this should impact Mr. Osborne’s bonus computation. After discussion, the Compensation Committee approved a bonus of $150,000.

In April 2007, the Compensation Committee approved a bonus for Mr. Kissman of $57,500 for fiscal year 2006, approximately 80% of the bonus range of $40,000 to $70,000 set by the Compensation Committee. At the time, the other named executive officers were not executive officers of the Company and accordingly, their fiscal year 2006 compensation was not subject to review by the Compensation Committee.

Fiscal Year 2007 Annual Cash Incentive Program

In July 2007, the Compensation Committee approved the fiscal year 2007 annual cash incentive program and set targets for the fiscal year 2007 cash incentive awards to the named executive officers. Based on the Hewitt Report and the desire to target total compensation at the market median, the target award for Mr. Osborne, the President and Chief Executive Officer, was set at 60% of base salary, with a payout not to exceed 200% of base salary, plus an additional $25,000 for fiscal year 2007 only pursuant to a provision in Mr. Osborne’s employment agreement. Mr. Osborne’s targeted award of 60% of base salary was determined based on the Compensation Committee’s assessment that as Chief Executive Officer, he should have a higher percentage of his compensation based on the performance of the Company.

Ninety percent of Mr. Osborne’s fiscal year 2007 annual incentive award goals were based on financial metrics and their assigned weightings were as follows:

Measure	Goal	Weight

Revenue	$65 million	25%

Gross Profit	$47 million	25%

Operating Income	$5.175 million	40%

The remaining 10% of his goals were based on non-quantitative achievements to be determined by the Compensation Committee at the time the Compensation Committee considered whether or not the financial goals had been achieved. The financial goals listed above were in line with the Company's internal budget for fiscal year 2007 and their weightings were determined based on an assessment of the relative importance of each metric in determining the success of the Company. Mr. Osborne’s performance criteria also included achieving a threshold level of $2.875 million in operating income in fiscal year 2007 in order to be eligible to receive a cash incentive with respect to that year. If this threshold performance measurement was met, the following table sets forth the bonus payout as a percentage of the targeted award of 60% of base salary based on achievement of the financial goals. Interpolation is applied for results between the levels shown in the chart.

Revenue		Gross Profit		Operating Income
Performance as % of Goal	Payout as % of Target	Performance as % of Goal	Payout as % of Target	Performance as % of Goal	Payout as % of Target
<75% 75% 100% 175% >175%	0% 40% 100% 200% 200%	<75% 75% 100% 175% >175%	0% 40% 100% 200% 200%	<60% 60% 100% 175% >175%	0% 40% 100% 200% 200%

In July 2007, taking into account the fiscal year 2007 Hewitt Report, and the desire to target total compensation at the market median, target awards were set at 50% of base salary for the other named executive officers. The potential payouts for fiscal year 2007 ranged from 0% to 140% of the target award. The Compensation Committee also set the performance criteria that it would consider in fiscal year 2007 for the other named executive officers, which were operating income and revenue goals. The Compensation Committee set a minimum performance level for both of these goals that had to be met in order to earn any cash incentive award for fiscal year 2007. The following table sets forth potential bonus payouts based on achievement of the financial goals.

Interpolation is applied for results between the levels shown in the chart.

FISCAL 2007 REVENUE GOALS

Revenue goal (Millions)	% Payout	% of Salary
$61.0	40%	10.00%
$62.0	60%	15.00%
$63.5	80%	20.00%
$65.0	100%	25.00%
$68.0	120%	30.00%
$71.0	140%	35.00%

FISCAL 2007 OPERATING INCOME GOALS

Operating Income (Millions)	% Payout	% of Salary
$2.0	40%	10.00%
$3.0	60%	15.00%
$4.0	80%	20.00%
$5.175	100%	25.00%
$6.0	120%	30.00%
$7.0	140%	35.00%

In May 2008, the Compensation Committee determined that the performance criteria had not been met due to the failure to meet the minimum level of operating income for Mr. Osborne and the failure to meet the minimum levels of revenue and operating income for the Senior Vice Presidents. Accordingly, no fiscal year 2007 cash incentive awards were made to the named executive officers except Shila Roohi. Ms. Roohi was not a Senior Vice President in July 2007 and, therefore, her cash incentive award of $19,324 was subject to different performance criteria that were not determined by the Compensation Committee. Ms. Roohi’s incentives included individual objectives and corporate objectives relating to revenue and operating income.

Fiscal Year 2008 Annual Cash Incentive Program

In June 2008, the Compensation Committee set the fiscal year 2008 annual cash incentive program and set the target awards for the fiscal year 2008 cash incentive awards to the named executive officers. Based on the competitive market information from the Cook Report and targeted total compensation, the target award for Mr. Osborne, the President and Chief Executive Officer, was set at 75% of base salary and target awards were set at 50% of base salary for the other named executive officers. Mr. Osborne’s target award percentage was determined based on the Compensation Committee’s assessment that, as Chief Executive Officer, he should have a higher percentage of his compensation based on the performance of the Company than the percentage target award for the other named executives. The potential payouts for fiscal year

2008 ranged from 0% to 150% of the target award. The Compensation Committee also set the performance criteria that it would consider for performance in fiscal year 2008 for the named executive officers, which were revenue, operating income and individual goals. Eighty percent of the annual incentive award goals were based on financial metrics and their assigned weightings were as follows:

Measure	Goal	Weight

Revenue	$65 million	40%

Operating Income	$5.246 million	40%

The remaining 20% of the goals were based on non-quantitative achievements with the individual goals left to the Committee’s discretion. The payout threshold for revenue was $59 million and the payout threshold for operating income was $2.0 million. Performance below the threshold in either of these financial metrics would result in no 2008 cash incentive award based on financial or personal metrics. The individual goals were not set because it become apparent that none of the payout thresholds would be met. In addition, the Compensation Committee had the discretion to adjust any award upwards or downwards by 20% to take into account additional factors it deemed relevant, including leadership skills or other factors that occurred during the performance year.

In April 2009, the Compensation Committee determined that although the Company did not meet its Revenue and Operating Income goals for fiscal year 2008, the named executive officers listed below had exercised considerable leadership skills during fiscal year 2008 and authorized the following payments of 20% of the executive’s target award pursuant to the annual cash incentive program:

Name	Amount
Shawn Osborne	$48,750
Mark Kissman	$25,300
James Johnston	$23,000
Shila Roohi	$20,000

Fiscal Year 2009 Annual Cash Incentive Program

In May 2009, the Compensation Committee approved the fiscal year 2009 annual cash incentive program and set the target awards for the fiscal year 2009 cash incentive awards to the named executive officers. Based on the information presented to the Compensation Committee by David Cole of Cook, the target cash incentive award for Mr. Osborne, the President and Chief Executive Officer, was set at 75% of base salary and target awards were set at 50% of base salary for the other named executive officers. The potential payout for fiscal year 2009 ranged from 0% to 200% of the target award. The Compensation Committee also set the performance criteria that it would consider for the fiscal year 2009 cash incentive program for the named executive officers, with 80% of the potential award being determined by Company financial performance (revenue, operating income and cash flow) and 20% by non-quantitative individual achievements. In addition to the foregoing, the Compensation Committee retained the discretion to adjust any award upwards or downwards by 20% of the total incentive award amount to take into consideration additional factors it deems relevant, including leadership skills or other factors that impact the Company’s performance during the year.

Long-Term Incentive Program.      Long-term incentives are intended to motivate and retain executives and reward them based on long-term company performance. The Compensation Committee believes that equity-based incentive arrangements are among the most effective means available to the Company of aligning the interests of employees with the objectives of shareholders generally, and of building their long term commitment to the organization. The Company considers both available competitive data and subjective performance evaluations in determining the amount of long-term incentive compensation to grant to its named executive officers. During fiscal years 2006, 2007 and 2008, the Company was unable to provide the type of long-term incentive awards it had previously been providing because, following the commencement of the Audit Committee Investigations, the Company determined that, as a consequence of its inability to timely file an annual report on Form 10-K for fiscal year 2005, the Company was ineligible to use its registration statement on Form S-8. To ensure that it did not violate applicable securities laws, the Company suspended the grant of stock options and registered restricted stock awards for shares of the Company’s common stock to its employees, including its senior executives, under its employee stock plans and prohibited the exercise of vested stock options until such time as it was determined that the Company was in compliance with its periodic reporting obligations under applicable securities laws and had an effective registration statement on Form S-8 on file with the SEC (the “Restricted Period”).

In order to address the fact that, should an employee, including a senior executive, leave the Company during the Restricted Period, his or her vested stock options may lapse as a result of his or her inability to exercise the options during the contractually-provided post-employment exercise period, on April 26, 2006, the Stock Option Committee extended the exercise rights of each employee with respect to his or her vested stock options such that any vested stock options that would otherwise expire during the Restricted Period would remain exercisable until the later to occur of (i) 90 days after the date of his or her termination of employment or (ii) 30 days after the Restricted Period had expired (the “Tolling Accommodation”). However, the Tolling Accommodation did not extend any option’s term beyond its contractual termination date, typically ten years after the date of grant.

In April 2007 after fiscal year 2006 financial performance was determined and after taking in account the Hewitt Report, the Compensation Committee granted restricted (unregistered) common stock awards to certain of the named executive officers to support its goal of retaining the executives and motivating them to focus on long-term results. The restricted stock vested 50% on April 24, 2009 and the remainder will vest 25% on April 24, 2010 and 25% on April 24, 2011, provided the individual was or is still employed by the Company on the vesting date. All of the shares granted to Lisa Roberts were forfeited in connection with her resignation in October 2007 in connection with the Audit Committee’s findings. The following amounts were granted:

Name	Number of Restricted Common Shares

Shawn Osborne	40,000
Mark Kissman	16,000
Lisa Roberts	16,000
Osman Duman	16,000
Jim Johnston	16,000

In February 2008, the Compensation Committee approved payments to 16 persons, who were then currently employed with the Company, with respect to certain options to purchase the Company’s common stock previously granted to the employees because the options expired on February 2, 2008 (the “Expiration Date”), the Tolling Accommodation could not be extended, and the employees were prohibited from exercising the options due to the restatement of the Company's financial statements related to the Audit Committee Investigations. The payment amount was based on an amount equal to the difference between the exercise price of $1.9861 per share and the average price at which the common stock of the Company was trading for the five days prior to the Expiration Date, which was determined to be $7.08 per share. Of the payments made to the 16 employees, the following payments were made to the named executive officers listed below who were the only two named executive officers who had these options:

Name	Payment
Shawn Osborne	$1,609,188 for options to purchase 315,905 shares
Shila Roohi	$ 44,455 for options to purchase 8,727 shares

In June 2008, the Compensation Committee approved the long-term incentive program for fiscal year 2008 and established equity incentive target awards under the 2005 Stock Incentive Compensation Plan (“SICP”) for the named executive officers. The target equity award for (a) the Chief Executive Officer was 70,000 restricted shares, (b) the Chief Financial Officer was 30,000 restricted shares and (c) each of the other Senior Vice Presidents was 20,000 restricted shares. The Compensation Committee also set the performance criteria that it would consider in fiscal year 2008 for the named executive officers based on the Compensation Committee’s assessment of the relative importance of each metric in determining the success of the Company. Eighty percent of the target long-term incentive award was based on the following performance goals and weighting:

Measure	Goal	Weight
Revenue	$59 million	40%
Operating Income	$2.0 million	40%

The remaining 20% of the target long-term incentive award was based on non-quantitative individual achievements but was to be considered only if the Company achieved either the Revenue or Operating Income goal. The individual goals were not set because it became apparent that none of the payout thresholds would be met. In April 2009 the Compensation Committee determined that the Company had not met either of the above described Revenue or Operating Income goals and no awards of restricted stock were granted for fiscal year 2008 performance.

In April 2009, the Company announced that its Board of Directors declared a special cash dividend (the “Special Dividend”) of $4.58 per share, payable on April 20, 2009 to the Company’s shareholders of record as of the close of business on April 13, 2009. Executive officers who held restricted stock received the Special Dividend. The Company further announced that the Board approved a decrease in the exercise price of all unexercised stock options that had been previously awarded to account for the effect of the Special Dividend. See the narrative following the Outstanding Equity Awards at Fiscal Year-End Table for more information about the resultant adjustments to the exercise price of the unexercised stock options held by the current named executive officers.

In May 2009, the Compensation Committee and its Stock Option Subcommittee approved long-term incentive awards consisting of a total of 336,538 shares of restricted common stock of the Company to Messrs. Osborne, Kissman and Johnston and Ms. Roohi. One-half of each executive officer’s restricted stock award vests over time, while the remaining half is subject to the achievement of certain revenue goals set by the Compensation Committee for fiscal year 2009. The time-based portion of the restricted stock awards vests in three equal annual installments beginning on May 5, 2010, subject to each executive’s continued employment on such vesting dates. If the financial conditions are met, the performance based portion of the restricted stock awards vests ratably over a 3-year period from the date of the grant. The Compensation Committee approved the following awards of restricted common stock:

Name	Number of Shares
Shawn Osborne	168,269
Mark Kissman	72,115
James Johnston	48,077
Shila Roohi	48,077

Employment and Change of Control Agreements, and Retention Plan. The Compensation Committee believes that it is in the best interest of the Company to promote stability and continuity of senior management. The Compensation Committee seeks to obtain this goal by providing reasonable assurance to certain of its senior executives so they are not distracted from their duties, especially in light of the uncertainty caused by the Audit Committee Investigations and the Company’s recent consideration of strategic alternatives. Accordingly, and after taking into account the recommendations of Exequity, the Company approved and entered into a Retention Plan and Change of Control Termination Protection Agreements with each of the named executive officers other than the CEO, who was determined to have adequate protections under his employment agreement. A brief summary of certain of the retention and change of control provisions for the named executive officers are provided below in this Compensation Discussion and Analysis. All of the plans or agreements that provide for severance payment following termination in connection with a change in control are structured as “double triggers” following the Compensation Committee’s determination that such payments should only be made if the Company terminates the employee upon a change in control. A more detailed description of these agreements and plans is provided below under “Employment, Change of Control and Termination Arrangements for Executives,” including the definition of a “Change of Control.”

Employment Agreement.          The Company entered into an employment agreement with Mr. Osborne in February 2000 at the time of the Company’s initial public offering. In fiscal year 2007, the Compensation Committee determined it was appropriate to enter into a new employment agreement with Mr. Osborne to include severance compensation in the event of termination in connection with a change of control. The Compensation Committee believed it was important to provide Mr. Osborne these reasonable assurances because of the process to explore the sale of the Company during that period of time. The employment agreement also provided written assurances regarding certain perquisites such as the payment of life insurance premiums and the use of an automobile that had not been formalized in the previous employment agreement. The perquisites for Mr. Osborne are more fully described in the footnotes to the Summary Compensation Table. The employment agreement with Mr. Osborne is described in greater detail under “Employment, Change of Control and Termination Arrangements for Executives.”

Change of Control Termination Protection and Restrictive Covenant Agreements. The Company entered into Change of Control Termination Protection Agreements and Restrictive Covenant Agreements (the “Executive Agreements”) with the other named executive officers (“Executive”) in August 2007 and, with respect to Ms. Roohi, in January 2008, upon her promotion to Senior Vice President. As described above, these agreements were entered into due to retention concerns and the advice of Exequity regarding market norms for these severance policies. These agreements contain the following material terms:

•

If terminated within 12 months immediately following a “Change of Control,” or if terminated 60 days prior to a “Change of Control” in connection with or in anticipation of a “Change of Control,” Executive would receive (i) medical benefits for 1 year and (ii) a cash lump sum equal to: (x) 1 times Base Salary and (y) Executive’s Target Bonus multiplied by a fraction, the numerator of which shall equal the number of days Executive was employed by the Company in the Company’s fiscal year in which termination occurs and the denominator of which shall equal 365; and

•	Executive is prohibited from competing with the Company or soliciting its customers or employees for 1 year.

If Executive is terminated not in connection with or relating to a “Change of Control” or for “Cause,” Executive would be eligible to receive severance benefits under the Company’s General Severance Policy. Under the General Severance Policy, Executive would be entitled to receive payments equaling one week of base pay for every 6 months of service with a minimum of 12 weeks and a maximum of 26 weeks.

Retention Plan. In February 2008, in light of the continued operational uncertainty and the need to retain the senior managers, the Compensation Committee recommended and the Board approved a retention bonus program for the named executive officers (other than the CEO). This Retention Plan contains the following key provisions:

•	Eligible participants receive two cash payments based on the participant’s level, with the participants receiving cash payments equal to 65% of Base Salary;
•	60% of the cash payments were paid on February 15, 2009 and 40% of the cash payments will be paid on February 15, 2010; and

•

Cash payments are subject to the participant’s continued employment on such payment dates; provided, however, employees who are involuntarily terminated, not for “Cause,” are eligible to receive a pro-rata portion of the retention bonus upon termination.

Compensation Committee Report on Executive Compensation

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussion, it has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE
Rex A. McWilliams, Chairman

Michael Chill

Andre Dahan

Ron Hiram
Shefali Shah

Compensation Committee Interlocks and Insider Participation

During all or part of fiscal years 2005, 2006, 2007 and 2008, Messrs. Alon, Aronovitz, Chill, Dahan, Hiram, Kreinberg and McWilliams and Ms. Shah served as members of the Company’s Compensation Committee. Ms. Shah and Messrs. Alon and Dahan are employees and/or directors of Comverse Technology, Inc., which owns more than 50% of the voting power of the Company (See Item 13). Messrs. Aronovitz, Hiram and Kreinberg were employees and/or directors of Comverse Technology. Messrs. Chill, Hiram and McWilliams served also as members of the Company’s Stock Option Subcommittee, a subcommittee of the Compensation Committee. Except for Mr. Kreinberg who was the Chief Financial Officer of the Company from December 1999 through early September 2001 and Mr. McWilliams who was the Chief Executive Officer of the Company’s predecessor company from 1974 until September 1997, none of the members of the Compensation Committee during all or part of fiscal years 2005, 2006, 2007 and 2008 has ever been an officer or employee of the Company. During all or part of fiscal years 2005, 2006, 2007 and 2008, none of the Company’s executive officers served as a member of the board of directors or compensation committee of any other company that had one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

Summary Compensation Table

During the fiscal years included in this Annual Report on Form 10-K, the Company has had a total of 6 executive officers, all of whom are listed in the table below for the years in which they were executive officers. The table below summarizes the dollar amounts of all the total compensation components for the fiscal years ended January 31, 2006 (fiscal year 2005), January 31, 2007 (fiscal year 2006), January 31, 2008 (fiscal year 2007) and January 31, 2009 (fiscal year 2008), and the methods used to derive the dollar amounts, paid to or earned by each of the Company’s (i) principal executive officer, (ii) principal financial officer, (iii) 2 other highest paid executive officers who were executive officers at the end of fiscal year 2008, and (iv) 2 former executive officers who would have been one of the other highest paid executive officers in fiscal year 2007 or fiscal year 2008 but who were not executive officers at the end of fiscal year 2007 or fiscal year 2008 (collectively, the “named executive officers”).

Name and Principal Positions	Year	Salary ($)		Bonus ($)(1)	Stock Awards $(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
S.K. Osborne, President and CEO	2008 2007 2006 2005	$325,000 325,000 325,000 265,576	(6) (6)	$48,750 - 150,000 -	$120,900 100,438 39,900 3,075	$103,871 194,209 303,084 -	$ - - - 71,250	$1,634,408 23,937 22,707 22,963	(7) (7) (7) (7)	$2,232,929 643,584 840,691 362,864
M.A. Kissman, SVP & CFO	2008 2007 2006 2005	253,040 235,729 205,000 201,768		25,300 - 57,500 -	33,600 25,415 - -	35,842 70,785 100,972 -	- - - 38,063	3,500 3,500 2,000 2,000		351,282 335,429 365,472 241,831
Lisa Roberts, former SVP- Operations (8)	2007 2006	189,678 209,865		- -	(8) -	19,515 120,128	- 36,646	112,500 2,000	(8)	321,693 368,639
O. Duman, former SVP- CMO (9)	2008 2007 2006	136,178 249,229 224,461		- - -	(9) 25,415 -	7,313 66,187 129,706	- - 28,125	- 3,500 2,000		143,491 344,331 384,292
J. Johnston, SVP- Operations (10)	2008 2007 2006	230,800 209,691 199,057		23,000 - -	33,600 25,415 -	26,333 26,333 26,333	- - 25,000	3,500 3,500 2,000		317,233 264,939 252,390
S. Roohi, SVP- Engineering (11)	2008 2007	200,000 162,163		20,000 -	- -	9,570 22,253	- 19,343	47,955 3,500	(11)	277,525 207,259

(1)

Represents cash awards made under the Company’s annual cash incentive program for fiscal year 2008. As further described in “Compensation Discussion and Analysis” above, the Compensation Committee made these awards for fiscal year 2008 despite the threshold performance goals not being met.

(2)

The amounts in the “Stock Awards” column reflect the dollar amount recognized by the Company for financial statement reporting purposes under FAS 123(R) for the fiscal years ended January 31, 2006, January 31, 2007, January 31, 2008 and January 31, 2009. Assumptions used in the calculation of these amounts are included in Notes 1 (under the heading “Share-based Payments”) and 8 to the Company’s consolidated financial statements included in this Annual Report on Form 10-K. The recording of expense under FAS 123(R) for grants of restricted stock became effective for the Company as of February 1, 2006.

(3)

The amounts in the “Option Awards” column reflect the dollar amount recognized by the Company for financial statement reporting purposes under FAS 123(R) for the fiscal years ended January 31, 2006, January 31, 2007, January 31, 2008 and January 31, 2009. Assumptions used in the calculation of these amounts are included in Notes 1 (under the heading “Share-based Payments”) and 8 to the Company’s consolidated financial statements included in this Annual Report on Form 10-K. These option awards are more fully described below in the “Outstanding Equity Awards at Fiscal Year-End” table below. The recording of expense under FAS 123(R) for grants of stock options became effective for the Company as of February 1, 2006.

(4)

The amounts in the “Non-Equity Incentive Plan Compensation” column reflect the cash awards made under the Company’s annual cash incentive program in fiscal year 2005, fiscal year 2006 and fiscal year 2007. These awards were approved by the Company’s Compensation Committee in the subsequent fiscal year for the previous year’s performance.

(5)

The amount shown in the “All Other Compensation” column for each of the named executive officers includes company contributions under the Ulticom, Inc. 401(k) Plan, except that (i) Ms. Roberts did not have a company contribution to her 401(k) in fiscal year 2007 and (ii) Mr. Duman did not have a company contribution to his 401(k) in fiscal year 2008.

(6)

The amount shown in the “Salary” column for Mr. Osborne includes $62,115 for retroactive compensation that was approved in May 2007 that is allocated ratably between fiscal year 2006 and for fiscal year 2007. A more detailed discussion of this retroactive payment is provided above under “Compensation Discussion and Analysis- Base Salaries.”

(7)	In addition to the Company contributions described in footnote (5) above, the amount shown in the “All Other Compensation” column for Mr. Osborne also includes:
•

the value attributable to personal use of a Company-provided automobile (as calculated in accordance with Internal Revenue Service Guidelines). Such amount is included as compensation on Mr. Osborne’s W-2, and Mr. Osborne is responsible for paying income taxes on such amount;

•	personal professional services;
•	a 1,000,000 life insurance policy paid for by the Company; and
•

a payment of $1,609,188 in fiscal year 2008 for expired stock options. A more detailed discussion of this payment is provided above under “Compensation Discussion and Analysis- Long-Term Incentive Program.”

(8)

Ms. Roberts was not an executive officer in fiscal year 2005. Ms. Roberts resigned from the Company effective October 31, 2007 in connection with the Audit Committee’s findings and her restricted stock was forfeited upon resignation. Consequently, the Company did not recognize any FAS 123(R) expense for fiscal year 2007. In connection with her resignation, Ms. Roberts was paid a lump sum of $112,500, which is included in the “All Other Compensation” column. A more detailed discussion of this payment is provided below under “Employment, Change of Control and Termination Arrangements for Executives.”

(9)

Mr. Duman was not an executive officer in fiscal year 2005. Mr. Duman resigned from the Company effective August 8, 2008 and his restricted stock was forfeited upon resignation. Consequently, the Company did not recognize any FAS 123(R) expense for fiscal year 2008.

(10)	Mr. Johnston was not an executive officer in fiscal year 2005.
(11)

Ms. Roohi was not an executive officer in fiscal year 2005 or fiscal year 2006. The amount shown in the “All Other Compensation” column for Ms. Roohi also includes a payment of $44,455 for expired stock options. A more detailed discussion of this payment is provided above under “Compensation Discussion and Analysis – Long-Term Incentive Plan.”

Grants of Plan-Based Awards

The following table discloses each grant of a plan-based award to a named executive officer during the fiscal year ended January 31, 2009 (fiscal year 2008):

Name		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (2)			Estimated Possible Payouts Under Equity Incentive Plan Awards (3)
	Grant Date (1)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
S.K. Osborne		$39,000	$195,000	$273,000
	6/12/2008				14,000	70,000	105,000
M.A. Kissman		25,330	126,500	177,100
	6/12/2008				6,000	30,000	45,000
O. Duman (4)		25,000	125,000	175,000
	6/12/2008				4,000	20,000	30,000
J. Johnston		23,000	115,000	161,000
	6/12/2008				4,000	20,000	30,000
S. Roohi		20,000	100,000	140,000
	6/12/2008				4,000	20,000	30,000

(1)

Represents the date the equity incentive target awards were established by the Company’s Compensation Committee. See footnote 3 below. The named executive officers did not receive any awards of restricted stock or stock options in fiscal year 2008. See “Compensation Discussion and Analysis” for information regarding non-equity incentive plan and equity incentive plan awards for previous fiscal years.

(2)

The threshold amounts shown reflect the minimum payment level under the Company’s fiscal year 2008 annual cash incentive program, which was 20% of the target amount shown.  The maximum amount was 150% of such target amount.  These amounts were based on the individual’s base salary in the 2008 fiscal year.  See the “Non-Equity Incentive Plan Compensation” and “Bonus” columns of the Summary Compensation Table for disclosure of the actual amounts paid under the annual cash incentive program for fiscal years 2005, 2006 and 2007 and 2008.  A more detailed discussion of the annual cash incentive plan is provided above under “Compensation Discussion and Analysis – Annual Cash Incentive Program.”

(3)

Represents possible payments of restricted stock pursuant to the Company’s fiscal year 2008 incentive target awards under the 2005 SICP.  The threshold amounts shown reflect the minimum number of securities to be awarded, which was 20% of the target amount shown.  The maximum amount was 150% of such target amount.  Because the threshold performance criteria were not met, the named executive officers did not receive any awards of restricted stock under this program for the 2008 fiscal year.  See the Outstanding Equity Awards at Fiscal Year-End Table for the actual number of securities awarded under the long term incentive program for fiscal years 2005, 2006 and 2007.  A more detailed discussion of the long- term incentive program is provided above under “Compensation Discussion and Analysis- Long-Term Incentive Program.”

(4)	Mr. Duman resigned from the Company effective August 8, 2008.

Outstanding Equity Awards at Fiscal Year-End

The following table discloses for each named executive officer who was an executive officer during any part of fiscal year 2008 all shares of common stock underlying unexercised options and all stock awards that have not yet vested as of January 31, 2009.

Name	Option Awards (1)				Stock Awards (2)
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)(3)	Option Expiration Date	Number of Shares or Units of Stock that have not vested (#)	Market Value of Shares or Units of Stock that have not vested ($)(4)

S.K. Osborne	25,000 75,000 100,000 75,000 75,000 56,250	18,750	$13.0000 19.5625 6.5200 9.7200 10.8500 9.8400	4/4/2010 3/5/2011 6/25/2012 6/26/2013 7/9/2014 12/29/2015	43,750 (5)	$251,563
M.A. Kissman	25,000 30,000 30,000 22,500	7,500	$9.3800 9.7200 10.8500 9.8400	12/19/2011 6/26/2013 7/9/2014 12/29/2015	16,000 (6)	92,000
O. Duman (7)	60,589 30,000 30,000 15,000		$6.5200 9.7200 10.8500 9.8400	6/25/2012 6/26/2013 7/9/2014 12/29/2015	-
J. Johnston	30,000 10,000 25,000 10,002 30,000 30,000 15,000	5,000	$3.9723 22.5625 19.5625 6.5200 9.7200 10.8500 9.8400	8/2/2009 7/10/2010 3/5/2011 6/25/2012 6/26/2013 7/9/2014 12/29/2015	16,000 (6)	92,000
S. Roohi	10,000 16,500 15,000 10,000 5,625	1,875	$19.5625 6.5200 9.7200 10.8500 9.8400	3/5/2011 6/25/2012 6/26/2013 7/9/2014 12/29/2015

(1)	All options vest in equal installments over a 4 year period from the date of grant and may be exercised within 10 years from the date of the grant.
(2)	Does not include fiscal year 2008 equity incentive plan awards because no restricted stock was granted due to the performance criteria not being met.
(3)

In April 2009, the Company announced that its Board of Directors declared a Special Dividend of $4.58 per share, payable on April 20, 2009 to the Company’s shareholders of record as of the close of business on April 13, 2009. The Company further announced that the Board approved a decrease in the exercise price of all unexercised stock options that had been previously awarded to account for the effect of the Special Dividend. A more detailed discussion of this Special Dividend, along with the new exercise price of outstanding stock options for the current named executive officers, is provided in the narrative below.

(4)

The market value was determined by using the closing market price ($5.75) of the Company’s common stock on January 30, 2009, the last trading day of the 2008 fiscal year. It is important to note, however, that the Company’s common stock is currently traded on the “Over-the-Counter” market and is not listed on a stock exchange or the NASDAQ Stock Market and that the price was determined by reference to the “Pink Sheets” by Pink OTC Markets, Inc. As of September 10, 2009, the Company’s stock price was $2.20 per share, after payment of the Special Dividend.

(5)

Consists of (i) 40,000 shares of restricted stock granted April 24, 2007 from the 2005 SICP that vest 50% on April 24, 2009; 25% on April 24, 2010 and 25% on April 24, 2011; and (ii) 3,750 shares, which is the unvested portion of the 15,000 share restricted stock award granted December 29, 2005 from the 1998 SICP, which vest 50% on December 29, 2007; 25% on December 29, 2008 and 25% on December 29, 2009.

(6)	Consists of 16,000 shares of restricted stock granted April 24, 2007 from the 2005 SICP that vest 50% on April 24, 2009; 25% on April 24, 2010 and 25% on April 24, 2011.
(7)

Mr. Duman resigned effective August 8, 2008. Upon resignation, his 16,000 restricted shares were forfeited in accordance with the terms of the grant. As of Mr. Duman’s resignation date of August 8, 2008, 135,589 stock options were vested. The 1998 SICP provides that vested stock options must be exercised within 90 days from the date of termination. However, as employees and directors are currently prohibited from exercising stock options, the post-termination exercise period was extended until 30 days after such time as the prohibition is lifted; such extension shall not exceed 10 years from the date of the original grant.

As discussed in footnote 3 above, in April 2009, the Company announced that its Board of Directors declared a Special Dividend of $4.58 per share, payable on April 20, 2009 to the Company’s shareholders of record as of the close of business on April 13, 2009. The Company further announced that the Board approved a decrease in the exercise price of all unexercised stock options that had been previously awarded to account for the effect of the Special Dividend, with the exception of stock options having an exercise price of $3.943, where the reduction was limited to comply with federal income tax rules. The resultant adjustments to the exercise price of outstanding stock options held by Messrs. Osborne, Kissman, Johnston and Ms. Roohi are summarized below:

	Option Awards
Name, Title and Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Pre-Adjustment Option Exercise Price ($)	Post-Adjustment Option Exercise Price ($)	Option Expiration Date
Shawn Osborne President and Chief Executive Officer
12/29/2005	56,250	18,750	$ 9.8400	$ 5.2600	12/29/2015
7/9/2004	75,000	0	10.8500	6.2700	7/9/2014
6/26/2003	75,000	0	9.7200	5.1400	6/26/2013
6/25/2002	100,000	0	6.5200	1.9400	6/25/2012
3/5/2001	75,000	0	19.5625	14.9825	3/5/2011
4/4/2000	25,000	0	13.0000	8.4200	4/4/2010
Mark Kissman Senior Vice President and Chief Financial Officer
12/29/2005	22,500	7,500	9.8400	5.2600	12/29/2015
7/9/2004	30,000	0	10.8500	6.2700	7/9/2014
6/26/2003	30,000	0	9.7200	5.1400	6/26/2013
12/19/2001	25,000	0	9.3800	4.8000	12/19/2011
James Johnston Senior Vice President – Operations
12/29/2005	15,000	5,000	9.8400	5.2600	12/29/2015
7/9/2004	30,000	0	10.8500	6.2700	7/9/2014
6/26/2003	30,000	0	9.7200	5.1400	6/26/2013
6/25/2002	10,002	0	6.5200	1.9400	6/25/2012
3/5/2001	25,000	0	19.5625	14.9825	3/5/2011
7/10/2000	10,000	0	22.5625	17.9825	7/10/2010
8/2/1999	30,000	0	3.9723	0.5010	8/2/2009
Shila Roohi Senior Vice President – Engineering
12/29/2005	5,625	1,875	9.8400	5.2600	12/29/2015
7/9/2004	10,000	0	10.8500	6.2700	7/9/2014
6/26/2003	15,000	0	9.7200	5.1400	6/26/2013
6/25/2002	16,500	0	6.5200	1.9400	6/25/2012
3/5/2001	10,000	0	19.5625	14.9825	3/5/2011

Option Exercises and Stock Vested Table

The table below shows for the current named executive officers for fiscal years 2005, 2006, 2007 and 2008, (i) all stock options that were exercised; (ii) all payments that were made to purchase expired stock options; and (iii) all previously granted stock awards that vested.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
S.K. Osborne
2005	12,000	$92,927
2005	30,000	230,817
2007			7,500	$60,675 (2)
2008	(1)	1,609,188	3,750	18,375 (3)
S. Roohi
2005	1,726	16,731
2005	3,274	31,738
2006	3,000	23,392
2008	(1)	44,455

(1)

In February 2008, Mr. Osborne and Ms. Roohi were paid in cash the amounts shown above to purchase their expired stock options that they were not permitted to exercise due to the Audit Committee Investigations. A more detailed discussion of this payment is provided above under “Compensation Discussion and Analysis - Long-Term Incentive Program.”

(2)	On the vesting date of December 29, 2007, the closing market price for the Company’s common stock was $8.00.
(3)	On the vesting date of December 29, 2008, the closing market price for the Company’s common stock was $4.90.

Pension Benefits

During fiscal years 2005, 2006, 2007 and 2008, the Company did not have any plan that provided for payments or other benefits at, following, or in connection with retirement.

Nonqualified Deferred Compensation

During fiscal years 2005, 2006, 2007 and 2008, the Company did not have any defined contribution or other plan that provided for the deferral of compensation on a basis that is not tax-qualified.

Employment, Change of Control and Termination Arrangements for Executives

As described in “Compensation Discussion and Analysis – Employment and Change of Control Agreements, and Retention Plan” above, Mr. Osborne has an agreement with the Company which provides for employment over a certain term and includes certain perquisites, severance and change of control payments upon certain triggering events.

Messrs. Kissman and Johnston and Ms. Roohi have agreements with the Company that may affect the amount paid or benefits provided following a termination of their employment in connection with certain events, including a change of control as described below.

Assumptions and General Principles.The following assumptions and general principles apply with respect to the tables below upon any termination of employment of the named executive officers:

•

The amounts shown in the tables assume that the named executive officers were terminated on January 31, 2009. The amounts shown in the tables include estimates of amounts that would be paid to the executive upon the occurrence of the specified event. The actual amounts to be paid to the named executive officers can only be determined at the time of their termination or a change of control;

•

Messrs. Kissman and Johnston and Ms. Roohi are participants in the Retention Plan (as described above in “Compensation Discussion and Analysis – Employment and Change of Control Agreements, and Retention Plan”) that provides that if the Participant's employment is terminated by the Company without Cause, the participant is entitled to a pro rata portion of the Retention Bonus;

•

The amounts shown assume that any change of control transaction occurred on January 31, 2009, and the executives’ equity is valued at the price per share on such date. It is important to note, however, that the Company’s common stock is currently traded on the Pink OTC Markets and is not listed on a stock exchange;

•

Although in fact a lesser bonus amount was earned in fiscal year 2008, for purposes of the tables below, it has been assumed that the named executive officers received the target annual cash incentive bonus for fiscal year 2008;

•	The amounts shown in the tables under “Termination Relating to a Change of Control” assume that the executives were terminated in connection with a “Change of Control” and not for “Cause”; and
•	A “Change of Control” generally will be deemed to have occurred:
o	upon the acquisition of beneficial ownership by any person or group (other than Comverse Technology, Inc.) of 50% or more of the combined voting power of the Company’s outstanding securities;
o

if the directors who constitute the continuing “Incumbent Board” (as that term is defined in the agreements) cease over a period of 1 year to constitute a majority of the number of directors then serving on the Board;

o	upon the consummation of one of more sales or transfers of all or substantially all of the Company’s assets; or
o

upon a reorganization, merger, consolidation, division or issuance of securities unless (i) more than 50% of the Company’s outstanding equity securities is owned by the same holders in the same proportion as before the transaction or (ii) the merger or consolidation is effected to implement a recapitalization of the Company in which no person or group (other than Comverse Technology, Inc.) becomes the beneficial owner of 50% or more of the combined voting power of the Company’s outstanding securities.

Shawn K. Osborne.Mr. Osborne’s Employment Agreement, dated as of July 5, 2007, as amended in fiscal year 2008 to be compliant with Section 409A of the Internal Revenue Code, (“Employment Agreement”) contains the following material terms:

•

Term is from February 1, 2007 through February 1, 2009, and it renews each year thereafter for a 1 year term unless either party gives notice of non-renewal not less than 30 days prior to February 1 of each year (no notice of non-renewal was given prior to February 1, 2009);

•	Base salary of no less than $325,000 per annum, the amount of which shall be determined from time to time by the Board of Directors;
•

Mr. Osborne is eligible for, but not automatically entitled to, an annual performance bonus (the “Bonus”) in such amount as the Board or the Compensation Committee, in its sole discretion, shall determine; provided, however, that in no event shall the Bonus exceed 200% of Base Salary. The Target Bonus shall be 60% of Base Salary, plus for the 2007 fiscal year only, an additional $25,000;

•	Mr. Osborne is eligible to participate in annual and long-term equity incentive programs applicable to the Company's senior-level employees;
•	Mr. Osborne is entitled to participate in all employee welfare and pension benefit plans, programs and/or arrangements applicable to the Company's senior level executives;
•	Mr. Osborne is entitled to $1,000,000 of life insurance and the exclusive use of a car (not to exceed $999 a month);
•

If Mr. Osborne's employment is terminated due to his death, his estate and/or beneficiaries would be entitled to (i) a pro-rata share of the Target Bonus for the year in which he was employed; and (ii) accelerated vesting of all equity awards;

•

If Mr. Osborne's employment is terminated due to his disability, he would be entitled to (i) a pro-rata share of the Target Bonus for the year in which he was employed; (ii) health benefits for 18 months; and (iii) accelerated vesting of all equity awards;

•	The Company may terminate Mr. Osborne for “Cause” or “Without Cause,” as defined in the Employment Agreement;
•

If terminated by the Company for “Cause,” Mr. Osborne would be entitled to receive earned but not paid Base Salary, and normal reimbursements such as expense reimbursements, vacation pay and other benefits reimbursements;

•

If terminated by the Company “Without Cause” or by Mr. Osborne for “Good Reason,” as such terms are defined in the Employment Agreement, Mr. Osborne would be entitled to (i) a lump-sum payment of an amount equal to the sum of (A) Mr. Osborne’s then-applicable annual Base Salary and (B) the Target Bonus in the year in which Mr. Osborne’s employment terminates; (ii) health benefits for 18 months; and (iii) accelerated vesting of all equity awards;

•	If the Employment Agreement is not renewed by the Company, Mr. Osborne would be entitled to a severance payment in an amount equal to the greater of 50% of the ACIP amount earned by Mr. Osborne in the last full year of employment or 50% of the average of the ACIP amounts earned by Mr. Osborne over the term of employment under the Employment Agreement;

•

If terminated by the Company 60 days before or 1 year after a “Change of Control,” Mr. Osborne would be entitled to receive (i) a lump-sum payment of an amount equal to 1.5 times the sum of (A) Mr. Osborne’s then-applicable annual Base Salary and (B) the Target Bonus in the year in which Mr. Osborne’s employment terminates; (ii) a pro-rata share of the Target Bonus for the year in which he was employed; (iii) health benefits for 18 months; and (iv) accelerated vesting of all equity awards;

•

If any Company stock options granted to Mr. Osborne are within the meaning of Section 409A “Discount Options”, the Company will pay an additional amount such that the net amount to Mr. Osborne shall be equal to the amount as if the Section 409A penalties were not applicable to the Discount Options; and

•

Mr. Osborne is prohibited from disclosing any Company confidential information, competing with the Company or soliciting its customers or employees for such time periods as are detailed in the Employment Agreement.

The following table provides information with respect to potential payments to Mr. Osborne under his Employment Agreement as if the indicated action had occurred as of January 31, 2009:

Mr. Osborne - Benefits & Payments Upon Termination	Nonrenewal by Company		Without Cause or Good Reason Termination	Termination Relating to a Change of Control	Death	Disability
Compensation
Base Salary ($325,000)	$-		$325,000	$487,500	$-	$-
Annual Cash Incentive Program	122,000	(1)	244,000	610,000	244,000	244,000
Long Term Incentives (2)	-		251,563	251,563	251,563	251,563
Benefits & Perquisites
Health Benefits	-		18,475	18,475	-	18,475
Life Insurance Proceeds	-		-	-	1,000,000	-
Total:	$122,000		$839,038	$1,367,538	$1,495,563	$514,038

(1)

Under his Employment Agreement, Mr. Osborne is entitled to receive the greater of 50% of the ACIP amount earned by Mr. Osborne in the last full year of employment or 50% of the average of the ACIP amounts earned by Mr. Osborne over the term of employment under the Employment Agreement. The amount used is 50% of Mr. Osborne’s target bonus for fiscal year 2008 ($244,000).

(2)

Information regarding the unvested options and time-based restricted stock held by Mr. Osborne is set forth in the "Outstanding Equity Awards at Fiscal Year-End" table above. Mr. Osborne's Employment Agreement provides that all shares will immediately vest upon death, disability or termination by the Company “Without Cause,” by Mr. Osborne for “Good Reason” or in connection with a "Change of Control.” The amount in the table above represents the number of unvested time-based restricted shares multiplied by the stock price of $5.75 per share, which was the closing price of the Company's common stock on the last trading day of fiscal year 2008. None of Mr. Osborne’s unvested options would have been “in-the-money” if the stock price was $5.75 per share. As of September 10, 2009, the Company’s stock price was $2.20 per share, after payment of the Special Dividend on April 20, 2009.

Mark A. Kissman, Osman Duman, James Johnston and Shila Roohi

The Compensation Committee approved a Change of Control Termination Protection Agreement (“Protection Agreement”) in (i) August 2007 with Mark A. Kissman, Senior Vice President and Chief Financial Officer; Osman Duman, formerly the Senior Vice President and Chief Marketing Officer; and James Johnston, Senior Vice President, Operations; and (ii) January 2008 with Shila Roohi, Senior Vice President, Engineering (each of them individually, an “Executive,” and all of them collectively, the “Executives”). The Compensation Committee considered this agreement to be in the best interests of the Company in light of the Executives’ past performance and as a retention tool in light of the Executives’ responsibilities. The Protection Agreement contains the following material terms:

•

If terminated within 12 months immediately following a “Change of Control,” or if terminated 60 days prior to a “Change of Control” in connection with or in anticipation of a “Change of Control,” the Executive would receive (i) medical benefits for 1 year; (ii) a cash lump sum equal to: (x) 1 times Base Salary and (y) the Executive’s Target Bonus multiplied by a fraction, the numerator of which shall equal the number of days the Executive was employed by the Company in the fiscal year in which the termination occurs and the denominator of which shall equal 365; and (iii) accelerated vesting of all equity incentive awards; and

•	The Executive is prohibited from competing with the Company or soliciting its customers or employees for 1 year.

Mark Kissman

The following table provides information with respect to potential payments to Mr. Kissman under his Protection Agreement and other Company arrangements as if the indicated action had occurred as of January 31, 2009:

Mr. Kissman Benefits & Payments Upon Termination	Without Cause Termination		Termination Relating to a Change of Control
Compensation
Base Salary ($253,000)	$72,981	(1)	$253,000
Annual Cash Incentive Program	126,500	(2)	126,500	(3)
Long Term Incentives			92,000	(4)
Benefits & Perquisites
Heath Benefits			12,317
Total:	$199,481		$483,817

(1)

Under the General Severance Policy (the “GSP”), Mr. Kissman would be eligible to receive 15 weeks of base salary. A more detailed discussion of the GSP is provided under the “Compensation Discussion and Analysis– Employment and Change of Control Agreements, and Retention Plan” section above.

(2)

For purposes of the above table, it is assumed that Mr. Kissman would receive an ACIP award for fiscal year 2008 if there was a termination on January 31, 2009 although the Company's program provides that an employee must be employed on the date of payout. The amount shown uses Mr. Kissman’s fiscal year 2008 target ACIP bonus of $126,500.

(3)

Under the Protection Agreement, Mr. Kissman is entitled to receive a pro rata portion of the target annual bonus for the fiscal year in which such termination occurs. The amount shown uses Mr. Kissman’s fiscal year 2008 target ACIP bonus of $126,500.

(4)

Information regarding the unvested options and time-based restricted stock held by Mr. Kissman is set forth in the "Outstanding Equity Awards at Fiscal Year-End" table above. The Protection Agreement provides that all shares will immediately vest upon termination in connection with a "Change of Control." The amount in the table above represents the number of unvested time-based restricted shares multiplied by the stock price of $5.75 per share, which was the closing price of the Company's common stock on the last trading day of fiscal year 2008. None of Mr. Kissman’s unvested options would have been “in-the-money” if the stock price was $5.75 per share. As of September 10, 2009, the Company’s stock price was $2.20 per share, after payment of the Special Dividend on April 20, 2009.

James Johnston

The following table provides information with respect to potential payments to Mr. Johnston under his Protection Agreement and other Company arrangements as if the indicated action had occurred as of January 31, 2009:

Mr. Johnston – Benefits & Payments Upon Termination	Without Cause Termination		Termination Relating to a Change in Control
Compensation
Base Salary ($230,000)	$97,308	(1)	$230,000
Annual Cash Incentive Program	115,000	(2)	115,000	(3)
Long Term Incentives			92,000	(4)
Benefits & Perquisites
Health Benefits			12,317
Total:	$212,308		$449,317

(1)

Under the General Severance Policy (the “GSP”), Mr. Johnston would be eligible to receive 22 weeks of base salary. A more detailed discussion of the GSP is provided under the “Compensation Discussion and Analysis–Employment and Change of Control Agreements, and Retention Plan” section above.

(2)

For purposes of the above table, it is assumed that Mr. Johnston would receive an ACIP award for fiscal year 2008 if there was a termination on January 31, 2009 although the Company's program provides that an employee must be employed on the date of payout. The amount shown uses Mr. Johnston’s fiscal year 2008 target ACIP bonus of $115,000.

(3)

Under the Protection Agreement, Mr. Johnston is entitled to receive a pro rata portion of the targeted annual bonus for the fiscal year in which such termination occurs. The amount shown uses Mr. Johnston’s fiscal year 2008 target ACIP bonus of $115,000.

(4)

Information regarding the unvested options and time-based restricted stock held by Mr. Johnston is set forth in the "Outstanding Equity Awards at Fiscal Year-End" table above. The Protection Agreement provides that all shares will immediately vest upon termination in connection with a "Change of Control." The amount in the table above represents the number of unvested time-based restricted shares multiplied by the stock price of $5.75 per share, which was the closing price of the Company's common stock on the last trading day of fiscal year 2008. None of Mr. Johnston’s unvested options would have been “in-the-money” if the stock price was $5.75 per share. As of September 10, 2009, the Company’s stock price was $2.20 per share, after payment of the Special Dividend on April 20, 2009.

Shila Roohi

The following table provides information with respect to potential payments to Ms. Roohi under her Protection Agreement and other Company arrangements as if the indicated action had occurred as of January 31, 2009:

Ms. Roohi – Benefits & Payments Upon Termination	Without Cause Termination		Termination Relating to a Change in Control
Compensation
Base Salary ($200,000)	$88,462	(1)	$200,000
Annual Cash Incentive Program	100,000	(2)	100,000	(3)
Long Term Incentives	-		-	(4)
Benefits & Perquisites
Health Benefits			4,106
Total:	$188,462		$304,106

(1)

Under the General Severance Policy (the “GSP”), Ms. Roohi would be eligible to receive 23 weeks of base salary. A more detailed discussion of the GSP is provided under the “Compensation Discussion and Analysis– Employment and Change of Control Agreements, and Retention Plan” section above.

(2)

For purposes of the above table, it is assumed that Ms. Roohi would receive an ACIP award for fiscal year 2008 if there was a termination on January 31, 2009 although the Company's program provides that an employee must be employed on the date of payout. The amount shown uses Ms. Roohi’s fiscal year 2008 target ACIP bonus of $100,000.

(3)

Under the Protection Agreement, Ms. Roohi is entitled to receive a pro rata portion of the targeted annual bonus for the fiscal year in which such termination occurs. The amount shown uses Ms. Roohi’s fiscal year 2008 target ACIP bonus of $100,000.

(4)

Information regarding the unvested options held by Ms. Roohi is set forth in the "Outstanding Equity Awards at Fiscal Year-End" table above. The Protection Agreement provides that all options will immediately vest upon termination in connection with a "Change of Control." None of Ms. Roohi's unvested options would have been “in-the-money” if the stock price was $5.75, which was the closing price of the Company's common stock on the last trading day of fiscal year 2008. As of September 10, 2009, the Company’s stock price was $2.20 per share, after payment of the Special Dividend on April 20, 2009.

Osman Duman

Mr. Duman is the former Senior Vice President-Chief Marketing Officer of the Company. Mr. Duman's Protection Agreement was terminated pursuant to its terms upon his resignation in August 2008. No severance payments were triggered as a result of the termination of his Protection Agreement. The Company entered into a letter agreement with Mr. Duman which provided that the period during which Mr. Duman may exercise any vested stock options will be extended for 30 days after the Company notifies Mr. Duman that the stock options may be exercised (the "Period"); provided, however, the Period shall not extend beyond 10 years from the original date of the grant of the stock options.

Lisa Roberts

Effective October 31, 2007, Lisa Roberts, former Senior Vice President-Operations, resigned from the Company in connection with the Audit Committee’s findings. The Company entered into a letter agreement with Ms. Roberts which provided that upon her resignation, the Company would pay Ms. Roberts a lump-sum amount of $112,500. The letter agreement also provided for a release by Ms. Roberts of claims relating to her employment, except for claims related to equity awards granted to her. The Company’s 1998 Stock Incentive Compensation Plan provides that vested stock options must be exercised within 90 days after the date of termination. As employees and directors are currently prohibited from exercising stock options, the exercise period for Ms. Roberts’ vested options was extended until 30 days after such time as the prohibition is lifted; such extension shall not exceed 10 years from the date of the original grant. Ms. Roberts retained the right to any claim or right she may have with respect to equity awards granted during the term of her employment.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Ownership Of the Company's Common Stock

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of September 10, 2009, by (i) each person who is known by the Company to beneficially own more than five percent of the Company’s common stock, (ii) each of the Company’s current directors, (iii) each of the named executive officers in the Summary Compensation Table, and (iv) all executive officers and directors as a group.

Name and Address of	Amount and Nature of
Beneficial Owner (1)(2)	Beneficial Ownership (3)		Percent of Shares

Comverse Technology, Inc.	29,546,679		67.3
909 Third Avenue
New York, NY 10022

Paul D. Baker	3,500	(4)	*

John A. Bunyan	-	-	*

Michael J. Chill	31,000	(5)	*

Andre Dahan	-	-	*

Ron Hiram	47,000	(6)	*

Joel E. Legon	_	-	*

Shawn K. Osborne	646,519	(7)	1.5%

Rex A. McWilliams	21,000	(8)	*

Shefali A. Shah	-	-	*

Osman Duman 90 Troy Drive Short Hills, NJ 07078	167,740	(9)	*

James Johnston	184,079	(10)	*

Mark Kissman	195,615	(11)	*
Lisa Roberts 1304 Idaho Avenue Cape May, NJ 08204	140,000	(12)	*

Name and Address of	Amount and Nature of
Beneficial Owner (1)	Beneficial Ownership (2)		Percent of Shares

Shila Roohi	105,202	(13)	*

All directors and executive
officers as a group (12 persons) (14)	1,233,915		2.8

* Representing less than 1% of the stock

(1)	Unless otherwise indicated, the address for each beneficial owner is c/o Ulticom Inc., 1020 Briggs Road, Mt. Laurel, New Jersey 08054.
(2)

Does not include shares beneficially owned by persons who were former directors of the Company as described above in “Former Directors” as no former director owns more than five percent of the Company’s common stock.

(3)

Based on information furnished to the Company by the respective shareholders, or contained in filings made with the Securities and Exchange Commission (“SEC”). For purposes of this table, if a person has or shares voting or investment power with respect to any shares, they are considered beneficially owned by that person under rules of the SEC. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares that they beneficially own, subject to community property laws where applicable. The table also includes shares of common stock which are the subject of stock options granted to certain officers and directors of the Company to the extent presently exercisable or exercisable within sixty days of September 10, 2009. The shares underlying the stock options are deemed outstanding for the purpose of computing the beneficial ownership percentage of the named executive officers and directors individually and all directors and executive officers as a group. The table also includes shares of common stock received pursuant to restricted stock awards which vest over time. While these shares are subject to forfeiture, these shares are deemed beneficially owned as the holder of the restricted stock has the right to vote these shares prior to vesting. The table does not include DSUs (vested or unvested) that will not settle within sixty days of September 10, 2009 since the holders of unsettled DSUs do not have any voting rights or investment power. The amounts and percentages are based on 43,926,643 shares of common stock issued and outstanding as of September 10, 2009.

(4)	Includes a grant to Mr. Baker of options to purchase 2,500 shares @ $6.27.
(5)

Includes grants to Mr. Chill of options to purchase 20,000 shares (15,000 @ $6.155 and 5,000 @ $6.49). The amount shown above does not include 8,250 DSUs that have vested but will not be settled in shares of common stock within sixty days of September 10, 2009. See footnote 3 above and “Director Compensation” above for a more detailed discussion of DSUs.

(6)

Includes grants to Mr. Hiram of options to purchase 35,000 shares (5,000 @ $2.09; 5,000 @ $3.06; 5,000 @ $5.41; 5,000 @ $6.49; 5,000 @ $24.67 and 10,000 @ $8.42). The amount shown above does not include 8,250 DSUs that have vested but will not be settled in shares of common stock within sixty days of September 10, 2009. See footnote 3 above and “Director Compensation” above for a more detailed discussion of DSUs

(7)

Includes (i) grants to Mr. Osborne of options to purchase 406,250 shares (25,000 @ $8.42; 75,000 @ $14.9825; 100,000 @ $1.94; 75,000 @ $5.14; 75,000 @ $6.27 and 56,250 @ $5.26), and (ii) 192,019 shares of restricted stock of which 107,884 shares are subject to time-based vesting and 84,135 shares are subject to both performance-based vesting and time-based vesting.

(8)

Includes grants to Mr. McWilliams of options to purchase 10,000 shares (5,000 @ $6.49 and 5,000 @ $24.67). The amount shown above does not include 8,250 DSUs that have vested but will not be settled in shares of common stock within sixty days of September 10, 2009. See footnote 3 above and “Director Compensation” above for a more detailed discussion of DSUs.

(9)

Includes (i) grants to Mr. Duman of options to purchase 135,589 shares (60,589 @ $1.94; 30,000 @ $5.14; 30,000 @ $6.27 and 15,000 @ $5.26). Mr. Duman resigned from the Company effective August 8, 2008.

(10)

Includes (i) grants to Mr. Johnston of options to purchase 120,002 shares (10,000 @ $17.9825; 25,000 @ $14.9825; 10,002 @ $1.94; 30,000 @ $5.14; 30,000 @ $6.27 and 15,000 @ $5.26) , and (ii) 56,077 shares of restricted stock of which 32,039 shares are subject to time-based vesting and 24,038 shares are subject to both performance-based vesting and time-based vesting.

(11)

Includes (i) grants to Mr. Kissman of options to purchase 107,500 shares (25,000 @ $4.80; 30,000 @ $5.14; 30,000 @ $6.27 and 22,500 @ $5.26), and (ii) 80,115 shares of restricted stock of which 44,057 shares are subject to time-based vesting and 36,058 shares are subject to both performance-based vesting and time-based vesting.

(12)

Consists of grants to Ms. Roberts of options to purchase 140,000 shares (25,000 @ $14.9825; 60,000 @ $1.94; 30,000 @ $5.14; 22,500 @ $6.27 and 7,500 @ $5.26). Ms. Roberts resigned from the Company effective October 31, 2007 in connection with the Audit Committee’s findings.

(13)

Consists of (i) grants to Ms. Roohi of options to purchase 57,125 shares (10,000 @ $14.9825; 16,500 @ $1.94; 15,000 @ $5.14; 10,000 @ $6.27 and 5,625 @ $5.26), and (ii) 48,077 shares of restricted stock of which 24,039 shares are subject to time-based vesting and 24,038 shares are subject to both performance-based vesting and time-based vesting.

(14)	Excludes all securities beneficially owned by Ms. Roberts and Mr. Duman.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information about securities authorized for issuance under the Company’s equity compensation plans as of January 31, 2009, including the 1998 Stock Incentive Compensation Plan (“1998 SICP”) and the 2005 Stock Incentive Compensation Plan (“2005 SICP”):

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected incolumn (a))
Equity compensation plans approved by security holders	3,013,338 (1)(4)	$11.29 (2)(3)	873,000 (4)
Equity compensation plans not approved by security holders	-	-	-

(1)	Includes 16,500 deferred stock units.
(2)	Calculation does not include 16,500 deferred stock units for which there is no exercise price.
(3)	As of May 1, 2009, after giving effect to the Special Dividend, the weighted-average exercise price was $6.9051.
(4)	Does not include fiscal year 2008 equity incentive target awards because no restricted stock was granted due to the performance criteria not being met.

The 1998 SICP, which authorized 1,986,128 shares (6,500,000 shares after the shares of common stock were split in 2000), was adopted on January 12, 1998 and terminated according to its terms 10 years later on January 12, 2008. The 1998 SICP provided for a broad variety of equity grants, including incentive and non-qualified stock options, restricted stock, stock appreciation rights and deferred stock, to employees of Ulticom and any affiliates. The 2005 SICP, authorizing 1,000,000 shares, remains in effect until June 15, 2015, unless earlier terminated. The 2005 SICP provides for a broad variety of equity grants, including, in certain instances, incentive and non-qualified stock options, stock appreciation rights, restricted stock and deferred stock, to employees, directors and consultants of the Company and its affiliates.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

The Company was suspended from trading on the NASDAQ stock market effective February 1, 2007. Prior to its delisting, the Company was considered a “Controlled Company” as defined by then applicable Rule 4350(c) of the listing standards of the NASDAQ stock market (“NASDAQ Listing Standards”) (which has been superseded by Rule 5615(c)(1) of the NASDAQ Listing Standards) based on Comverse Technology, Inc.’s ownership of more than 50% of the voting power of the Company. As a “Controlled Company,” the Company was exempt from the requirements of a majority independent board and independent compensation and nominating committees. In creating this exception, NASDAQ recognized that majority shareholders, including parent companies, have the right to select directors and control key decisions, such as executive officer compensation, by virtue of their ownership rights.

Since the Company’s common stock is currently quoted on the Pink OTC Markets, the Company is not subject to the listing requirements of any securities exchange regarding the independence of the Company’s directors and related matters. However, pursuant to rules of the SEC (Item 407(a) of Regulation S-K) the Company is required to make certain disclosures in this Form 10-K regarding director independence and independence requirements for committees of the Board of Directors. In accordance with this rule, the Company has elected to apply the independence requirements of the NASDAQ stock market.

Using the definition of “independence” under the NASDAQ Listing Standards, the Company would not have a majority of independent directors serving on its Board of Directors, nor would it have a compensation or nominating committee composed solely of independent directors (see director by director details below). However, if the Company were listed on NASDAQ it could rely upon the Controlled Company exemption (Rule 5615(c)(2) of the NASDAQ Listing Standards) from the requirements of having a majority of independent directors and independent compensation and nominating committees. Under current Rule 5615(c)(1) of the NASDAQ Listing Standards, the Company would be considered a Controlled Company based on the ownership by Comverse Technology, Inc. of more than 50% of the voting power for the election of directors of the Company.

In particular, the Board of Directors has determined that Messrs. Chill, Hiram and McWilliams are “independent” directors under the NASDAQ Listing Standards and the additional independence requirements for members of the Audit Committee contemplated by the NASDAQ Listing Standards and by Rule 10A-3 under the Exchange Act. In the course of the Board’s determination regarding the independence of Messrs. Chill, Hiram and McWilliams, it considered that Mr. Hiram was a former director of, and former Chairman of, Comverse Technology, Inc. until December 2006 and was also a member of Comverse Technology Inc.’s Special Committee until August 2006. The Board determined that this former relationship would not interfere with Mr. Hiram’s exercise of independent judgment in carrying out the responsibilities of a director. Messrs. Chill, Hiram and McWilliams are the sole members of the Audit Committee and the Stock Option Subcommittee.

Mr. Osborne is a director of the Company and is also its President and Chief Executive Officer. As such, Mr. Osborne is not an independent director. Messrs. Baker, Bunyan, Dahan and Legon and Ms. Shah are directors of the Company and each is an officer or employee of Comverse Technology, Inc., the entity which controls approximately 68% of the voting securities of the Company. Mr. Aronovitz, a former director who resigned during fiscal year 2008, was an employee of Comverse Technology, Inc. and Mr. Spirtos, a former director who resigned during fiscal year 2009, was an employee of Comverse Technology, Inc. Accordingly, Messrs. Baker, Bunyan, Dahan and Legon and Ms. Shah are not independent and Messrs. Aronovitz and Spirtos were not independent. Mr. Dahan and Ms. Shah are also members of the Compensation Committee but are not members of the Stock Option Subcommittee. Mr. Dahan and Ms. Shah are also members of the Corporate Governance and Nominating Committee. As a result, using the NASDAQ Listing Standards, the Company’s Compensation Committee and Corporate Governance and Nominating Committees would not be comprised solely of independent directors.

Related Party Transactions

Policy

The Audit Committee recognizes that related party transactions present a heightened risk of conflicts of interest and/or improper valuation (or the perception or appearance thereof) and, therefore, has adopted a Related Party Transactions Policy (“Policy”) to be followed in connection with all related party transactions involving the Company. This Policy may be found on the Company’s website at www.ulticom.com under the "Company, Investor Relations, Corporate Governance" headings.

For purposes of the Policy, a “Related Party” is:

•	Each director and executive officer of the Company;
•	Any nominees for election as a director of the Company;
•	Any security holder who is known by the Company to own of record or beneficially own more than 5% of any class of the Company’s voting securities; and
•	Any immediate family member of any of the foregoing persons, including persons sharing such person’s household, other than an employee or tenant.

For purposes of the Policy, a “related party transaction” is any transaction or series of transactions in which the Company participates and a Related Party has a direct or indirect material interest, such as sales, purchase and transfers of real or personal property, use of property and equipment by lease or otherwise, services received or furnished and borrowings and lendings, including guarantees. Examples of a transaction in which a Related Party would have a direct or indirect material interest include transactions between the Company and any entity that is owned or controlled by a Related Party, or an entity in which a Related Party has a substantial interest or control.

The Board has determined that the Audit Committee is best suited to review and approve related party transactions. Messrs. Chill, Hiram and McWilliams, all of whom were determined by the Board to be independent, are the sole members of the Audit Committee. In evaluating a related party transaction, the Audit Committee shall, in its judgment, consider the relevant facts and circumstances of the related party transaction and any of the following factors that are relevant:

•	The position or relationship of the Related Party at or with the Company;
•	The materiality of the transaction to the Related Party, including the dollar value of the transaction;
•	The business purpose for and reasonableness of the transaction;
•	Whether the related party transaction is comparable to a transaction that could be available on an arms-length basis; and
•	The effect of the transaction on the Company’s business and operations.

As disclosed above in this Item 13, prior to its delisting, the Company was considered a “Controlled Company” within the meaning of then applicable Rule 4350(c) of the listing standards of the NASDAQ stock market (“NASDAQ Listing Standards”) based on Comverse Technology, Inc.’s ownership of more than 50% of the voting power of the Company. Five of the Company’s current directors are employees or executive officers of Comverse Technology, Inc. During fiscal year 2005, fiscal year 2006, fiscal year 2007 and fiscal year 2008, the Company had agreements and other relationships with Comverse Technology, Inc. and Comverse Technology, Inc.’s subsidiaries (other than the Company) as discussed below.

Patent License Agreement

In January 2000, the Company and an affiliate, Comverse Patent Holding, Inc. (“CPH”) entered into a license agreement under which the Company granted to CPH a paid up license to make, have made, use, lease, sell, offer to sell, or import, a product, process, or service under any patent in any country of the world that the Company owns or otherwise has the right to license at any time (the “Patent License Agreement”). In January 2000, pursuant to the Patent License Agreement, CPH and Lucent Technologies GRL Corp. (“Lucent”) entered into a non-exclusive cross-licensing arrangement covering current and certain future patents issued to CPH and its affiliates, including the Company, and a portfolio of current and certain future patents in the area of telecommunications technology issued to Lucent and its affiliates (the “Lucent License Agreement”). The Company does not hold any patents that would be subject to license under this cross-licensing agreement nor is it aware of any technology utilized in the Company’s own products pursuant to any license granted by Lucent. The term of the Patent License Agreement was until such time as the Lucent Agreement expired or was otherwise terminated. The Lucent Agreement expired on January 31, 2009 and accordingly, the Patent License Agreement also expired on January 31, 2009.

License Agreement

The Company has a license agreement with Comverse, Inc., a wholly-owned subsidiary of Comverse Technology, Inc. Under this agreement, the Company granted Comverse, Inc. an irrevocable, perpetual, royalty-free, non-exclusive license to use certain elements of the Company’s Signalware software for incorporation into Comverse, Inc.’s products. Specifically, the license granted to Comverse, Inc. includes the following rights:

•	the right to install and use the Company’s software products at any of Comverse, Inc.’s sites and locations;

•	the right to install and use the Company’s software products on or in connection with any Comverse, Inc. products;
•	the right to use and execute the software products on any platform;
•	the right to create, add to, enhance or modify the Company’s software products; and
•	the right to sublicense and/or otherwise provide the Company’s software products to others provided that such products cannot be licensed as a stand-alone interface.

Comverse, Inc. may not use or sublicense to others any of the Company’s software products except on or as an element of a Comverse, Inc. product. Any additions, enhancements or other modifications made by Comverse, Inc. to the Company’s software products shall be the property of Comverse, Inc. Comverse, Inc. maintains the software at no cost to the Company.

The term of this agreement is ten years, commencing on February 1, 2000. Thereafter, the agreement will automatically renew for one-year periods unless terminated by either Comverse, Inc. or the Company. The license granted by the Company under the agreement, and any sublicenses granted by Comverse, Inc., survive termination or expiration of the agreement.

During the fiscal year ended January 31, 2006, the Company recognized $5.9 million of revenues from sales of its interface boards to Comverse, Inc.

During the fiscal year ended January 31, 2007, the Company recognized $5.4 million of revenues from sales of its interface boards to Comverse, Inc; $28,620 of revenues from sales of its interface boards to Starhome (a majority-owned subsidiary of Comverse Technology, Inc.), $160,277 of revenues from sales of its software to Comverse, Inc., $195,150 of revenues from sales of its software to Starhome, $4,600 of revenue from maintenance and support to Comverse, Inc., and $28,141 of revenue from maintenance and support to Starhome.

During the fiscal year ended January 31, 2008, the Company recognized $4.645 million of revenues from sales of its interface boards to Comverse, Inc; $5,670 of revenues from sales of its interface boards to Starhome, $187,600 of revenues from sales of its software to Comverse, Inc., $429,826 of revenues from sales of its software to Starhome, $90,650 of revenue from maintenance and support to Comverse, Inc., and $75,289 of revenue from maintenance and support to Starhome.

During the fiscal year ended January 31, 2009, the Company recognized $3.45 million of revenues from sales of its interface boards to Comverse, Inc; $6,875 of revenues from sales of its interface boards to Starhome, $156,000 of revenues from sales of its software to Comverse, Inc., $421,600 of revenues from sales of its software to Starhome, $67,500 of revenue from maintenance and support to Comverse, Inc., and $132,625 of revenue from maintenance and support to Starhome.

Business Opportunities Agreement

The Company has a business opportunities agreement (the “Business Opportunities Agreement”), dated January 1, 1999, with Comverse Technology, Inc. that addresses potential conflicts of interest between Comverse Technology, Inc. and the Company. The Business Opportunities Agreement continues until such time as

Comverse Technology, Inc., or any of its affiliates, no longer owns at least 20% of the voting power of the Company and no person who is a director or officer of the Company is also a director, officer or employee of Comverse Technology, Inc. or any of its affiliates. This agreement allocates, between Comverse Technology, Inc. and the Company, opportunities to pursue transactions or matters that, absent such allocation, could constitute corporate opportunities of both companies. The Company is precluded from pursuing an opportunity offered to any person who is a director of the Company but not an officer or employee of the Company and who is also an officer or employee of Comverse Technology, Inc., unless Comverse Technology, Inc. fails to pursue such opportunity diligently. Comverse Technology, Inc. is precluded from pursuing an opportunity offered to any person who is a director of Comverse Technology, Inc. but not an officer or employee of Comverse Technology, Inc. and who is also an officer or employee of the Company, unless the Company fails to pursue such opportunity diligently. The Company is also precluded from pursuing an opportunity offered to any person who is an employee or officer of both companies or a director of both companies, unless Comverse Technology, Inc. fails to pursue such opportunity diligently. Accordingly, the Company may be precluded from pursuing transactions or opportunities that it would otherwise be able to pursue if it were not affiliated with Comverse Technology, Inc. The Company has agreed to indemnify Comverse Technology, Inc. and its directors and officers against any liabilities arising out of any claim that any provision of the agreement or the failure to offer any business opportunity to the Company violates or breaches any duty that may be owed to it by Comverse Technology, Inc., or any of its directors or officers.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Paid to the Independent Registered Public Accounting Firm

During the fiscal years ended January 31, 2006 (“fiscal year 2005”), January 31, 2007 (“fiscal year 2006”), January 31, 2008 (“fiscal year 2007”) and January 31, 2009 (“fiscal year 2008”), professional services were performed for the Company by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, “Deloitte”), the Company’s independent registered public accounting firm. Set forth below is information relating to the aggregate fees billed by Deloitte for professional services rendered for each fiscal year. All fees and services were pre-approved in accordance with the Audit Committee’s pre-approval policy.

Audit Fees.The aggregate fees billed, or to be billed, for Deloitte’s audit of the Company’s consolidated annual financial statements, audit of the Company’s internal control over financial reporting and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements were $351,000 for fiscal year 2005; $1,699,000 for fiscal year 2006; $1,472,000 for fiscal year 2007 and $2,986,000 for fiscal year 2008. Included in these amounts is $592,000; $366,000 and $477,000 for fiscal years 2006, 2007 and 2008, respectively, related to the audit of the Company’s restated consolidated financial statements.

Audit-Related Fees.            During fiscal years 2006, 2007 and 2008, Deloitte billed the Company $57,000; $101,000; and $107,000, respectively, for audit related services, including acquisition due diligence services. Deloitte did not perform any audit-related services in fiscal year 2005.

Tax Fees. Deloitte did not perform any tax services for the Company in fiscal years 2005, 2006, 2007 or 2008.

All Other Fees. There were no fees billed by Deloitte for any other services in fiscal years 2005, 2006, 2007 or 2008.

Pre-Approval Policy for Services by Independent Registered Public Accounting Firm

The Audit Committee has implemented procedures for the pre-approval of all engagements of the Company’s independent registered public accounting firm for both audit and permissible non-audit services, including the fees and terms of each engagement. The Audit Committee annually meets with the independent registered public accounting firm and reviews and pre-approves all audit-related services prior to the commencement of the audit engagement. The Audit Committee will discuss any non-audit services with management and, as necessary, with the independent registered public accounting firm, prior to making any determination to approve or reject any such engagement. All audit-related fees were pre-approved by the Audit Committee.

PART IV

ULTICOM, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this report:

(1)	Financial Statements. The consolidated financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page F-1.

(2)

Financial Statement Schedules. All financial statement schedules have been omitted here because they are not applicable, not required, or the information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits. See (b) below.

(b) Exhibits:

Exhibit No.	Description
3.1*

Amended and Restated Certificate of Incorporation of Ulticom, Inc. (incorporated by reference from the Registrant’s Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 333-94873).

3.2*	Amended and Restated Bylaws of Ulticom, Inc. (incorporated by reference from the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on June 24, 2008).
4.1*	Specimen Common Stock certificate (incorporated by reference from the Registrant’s Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 333-94873).
4.2*	See Exhibit 3.1 for provisions defining the rights of holders of common stock of the Registrant.
10.1*

Services Agreement, dated as of February 1, 1998, between Comverse Technology, Inc. and Ulticom, Inc. (incorporated by reference from the Registrant’s Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 333-94873).

10.2*

Federal Income Tax Sharing Agreement, dated as of December 21, 1999, between Comverse Technology, Inc. and Ulticom, Inc. (incorporated by reference from the Registrant’s Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 333-94873).

10.3*

Patent License Agreement, dated January 12, 2000, between Comverse Patent Holding Company, Inc. and Ulticom, Inc. (incorporated by reference from the Registrant’s Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 333-94873).

10.4**

License Agreement, dated as of February 1, 2000, between Comverse Technology, Inc. and Ulticom, Inc. (incorporated by reference from the Registrant’s Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 333-94873).

10.5*

Registration Rights Agreement, dated as of January 1, 2000, between Comverse Technology, Inc. and Ulticom, Inc. (incorporated by reference from the Registrant’s Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 333-94873).

10.6*

Business Opportunities Agreement, dated as of January 1, 1999, between Comverse Technology, Inc. and Ulticom, Inc. (incorporated by reference from the Registrant’s Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 333-94873).

10.7*	Form of Indemnification Agreement (incorporated by reference from the Registrant’s Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 333-94873).
10.8*	1998 Stock Incentive Compensation Plan (incorporated by reference from the Registrant’s Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 333-94873).
10.9*

Form of Agreement evidencing a grant of stock options under the Ulticom, Inc. Stock Incentive Compensation Plans (incorporated by reference to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on December 10, 2004).

10.10*

Form of Agreement evidencing a grant of stock options under Ulticom, Inc.’s 1998 Stock Incentive Compensation Plan to Ulticom, Inc.’s directors (incorporated by reference to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on February 11, 2005).

10.11*	Ulticom, Inc. 2005 Stock Incentive Compensation Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on June 20, 2005).
10.12*	Form of Restricted Stock Award Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on January 5, 2006).
10.13**	Form of Deferred Stock Award Agreement, evidencing a grant of deferred stock units under Ulticom, Inc.’s 2005 Stock Incentive Compensation Plan to Ulticom’s directors.
10.14**	Employment Agreement, amended and restated as of December 19, 2008, between Ulticom, Inc. and Shawn K. Osborne.
10.15**	Form of Change of Control Termination Protection Agreement, amended and restated as of December 19, 2008.

10.16*

Side Letter, dated as of August 27, 2007, between Ulticom, Inc. and Comverse Technology, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on September 5, 2007).

10.17**	Ulticom, Inc. U.S. Employee Retention Bonus Plan, effective February 15, 2008.
10.18**	Ulticom, Inc. Enhanced Severance Plan, effective February 15, 2008.
10.19**	Ulticom, Inc. Severance Plan, effective February 15, 2008.
10.20**	Summary of Ulticom Annual Cash Incentive Bonus Program for Senior Executives.
10.21**	Letter Agreement dated October 31, 2007, by and between Ulticom and Lisa Roberts.
10.22*

Termination Agreement, dated May 30, 2008, between Ulticom, Inc. and Comverse Technology, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on June 5, 2008).

10.23**	Letter Agreement dated August 6, 2008, by and between Ulticom and Osman Duman.
21**	List of Subsidiaries of Ulticom, Inc.
31.1**	Certification of Shawn K. Osborne, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Mark A. Kissman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________________

*	Incorporated by reference.
**	Filed herewith.
***	Furnished herewith.

(c) Financial Statement Schedules.

None.

ULTICOM, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Ulticom, Inc.

Mount Laurel, New Jersey

We have audited the accompanying consolidated balance sheets of Ulticom, Inc. and subsidiaries (the "Company") as of January 31, 2009, 2008, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the four years in the period ended January 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ulticom, Inc. and subsidiaries as of January 31, 2009, 2008, 2007 and 2006, and the results of their operations and their cash flows for each of the four years in the period ended January 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, retained earnings as of February 1, 2005 have been restated.

As discussed in Note 1 to the consolidated financial statements, effective February 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, and effective February 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 29, 2009 expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

September 29, 2009

ULTICOM, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

	January 31,	January 31,	January 31,	January 31,
	2006	2007	2008	2009
ASSETS
Current Assets:
Cash and cash equivalents	$ 21,040	$234,089	$278,963	$206,771
Short-term investments	253,966	47,570	5,205	75,224
Accounts receivable, net, including $537, $693, $656 and $137 due from related parties at January 31, 2006, 2007, 2008 and 2009, respectively	9,701	14,807	15,520	11,532
Inventories	1,481	2,181	1,667	1,101
Prepaid expenses and other current assets	2,477	3,882	4,615	8,059
Total current assets	288,665	302,529	305,970	302,687
Property and equipment, net	3,277	3,614	3,911	2,841
Other assets	485	662	2,907	1,866
Deferred income taxes	3,347	3,949	5,613	7,557
Total assets	$295,774	$310,754	$318,401	$314,951

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$ 8,125	$ 9,788	$ 8,562	$ 8,570
Deferred revenue	4,235	2,909	2,853	2,619
Total current liabilities	12,360	12,697	11,415	11,189

Long-term Liabilities:
Deferred revenue	5,005	4,799	4,819	4,654
Unrecognized income tax benefits	-	-	3,307	2,273
Other long-term liabilities	-	-	-	369
Total liabilities	17,365	17,496	19,541	18,485

Commitments and Contingencies

Shareholders’ Equity:
Undesignated stock, no par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-	-	-
Common stock, no par value, 200,000,000 shares authorized; 43,405,886, 43,485,105, 43,589,605 and 43,590,105 shares issued and outstanding	-	-	-	-
Additional paid-in capital	222,756	226,606	228,796	230,373
Unearned stock-based compensation	(145)	-	-	-
Retained earnings	53,471	66,024	69,911	66,775
Accumulated other comprehensive income (loss)	2,327	628	153	(682)
Total shareholders’ equity	278,409	293,258	298,860	296,466
Total liabilities and shareholders’ equity	$295,774	$ 310,754	$318,401	$314,951

The accompanying notes are an integral part of the consolidated financial statements.

ULTICOM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)

	Years ended January 31,
	2006	2007	2008	2009

Product revenues from:
Third parties	$ 43,194	$ 46,526	$ 43,081	$ 37,904
Related parties	5,935	5,792	5,267	4,035
Total product revenues	49,129	52,318	48,348	41,939
Service revenues from:
Third parties	11,503	11,242	10,495	10,908
Related parties	-	33	167	200
Total service revenues	11,503	11,275	10,662	11,108
Total revenues	60,632	63,593	59,010	53,047

Cost of revenues:
Product costs	9,197	10,276	10,458	8,780
Service costs	6,594	5,809	5,858	5,720
Total cost of revenues	15,791	16,085	16,316	14,500

Gross profit	44,841	47,508	42,694	38,547

Operating expenses:
Research and development	12,353	15,155	16,363	16,288
Selling, general and administrative	17,122	28,340	35,523	34,145
Income (loss) from operations	15,366	4,013	(9,192)	(11,886)
Interest and other income, net	8,103	12,660	12,364	7,098
Income (loss) before income tax expense (benefit)	23,469	16,673	3,172	(4,788)
Income tax expense (benefit)	2,992	4,120	(715)	(1,652)
Net income (loss)	$ 20,477	$ 12,553	$ 3,887	$ (3,136)

Earnings (loss) per share:
Basic	$ 0.47	$ 0.29	$ 0.09	$ (0.07)
Diluted	$ 0.46	$ 0.28	$ 0.09	$ (0.07)

Weighted average common shares outstanding:
Basic	43,223	43,461	43,483	43,501
Diluted	44,063	44,214	44,203	43,501

The accompanying notes are an integral part of the consolidated financial statements.

ULTICOM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY YEARS ENDED JANUARY 31, 2006, 2007, 2008 and 2009 (In thousands)

	Common Stock					Accumulated Other Comprehensive Income (Loss)

	Number of Shares	Par Value	Additional Paid-in Capital	Unearned Stock- based Compen- sation	Retained Earnings	Unrealized Gains (Losses)	Cumulative Translation Adjustment	Total Shareholders' Equity

Balance, February 1, 2005 -
As Originally Reported	43,102	$ -	$ 216,490	$ -	$ 39,840	$ (804)	$ 38	$ 255,564
Restatement Adjustments - see Note 2			4,051		(6,846)			(2,795)
Balance, February 1, 2005 - As Restated	43,102	-	220,541	-	32,994	(804)	38	252,769
Comprehensive income (loss):
Net income					20,477			20,477
Unrealized gains on investments, net of reclassification adjustments and income taxes						3,352		3,352
Translation adjustment							(259)	(259)
Total comprehensive income								23,570
Stock issuances under employee purchase plan	43		362					362
Issuance of restricted stock	15		148	(148)				-
Exercises of stock options	246		1,030					1,030
Tax benefit from exercises of stock options			570					570
Capital contribution and other			105					105
Stock-based compensation expense				3				3
Balance, January 31, 2006	43,406	-	222,756	(145)	53,471	2,548	(221)	278,409
Reclassification upon adopting SFAS No.123R			(145)	145				-
Comprehensive income (loss):
Net income					12,553			12,553
Unrealized losses on investments, net of reclassification adjustments and income taxes						(1,795)		(1,795)
Translation adjustment							96	96
Total comprehensive income								10,854
Exercises of stock options	79		487					487
Tax benefit from exercises of stock options			226					226
Capital contribution			18					18
Share-based payment expense			3,264					3,264
Balance, January 31, 2007	43,485	-	226,606	-	66,024	753	(125)	293,258
Comprehensive income (loss):
Net income					3,887			3,887
Unrealized losses on investments, net of reclassification adjustments and income taxes						(627)		(627)
Translation adjustment							152	152
Total comprehensive income								3,412
Issuances of restricted stock	105							-
Share-based payment expense			2,190					2,190
Balance, January 31, 2008	43,590	-	228,796	-	69,911	126	27	298,860
Comprehensive income (loss):
Net loss					(3,136)			(3,136)
Unrealized gains on investments, net of reclassification adjustments and income taxes						161		161
Translation adjustment							(996)	(996)
Total comprehensive loss								(3,971)
Taxes on vesting of deferred stock units			(8)					(8)
Share-based payment expense			1,585					1,585
Balance, January 31, 2009	43,590	$ -	$ 230,373	$ -	$ 66,775	$ 287	$ (969)	$ 296,466

The accompanying notes are an integral part of the consolidated financial statements.

ULTICOM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Years ended January 31,
	2006	2007	2008	2009
Cash flows from operating activities:
Net income (loss)	$ 20,477	$ 12,553	$ 3,887	$ (3,136)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,665	1,986	2,210	2,056
Deferred income taxes	1,432	(673)	(1,858)	(1,101)
Share-based payment expense	3	3,265	2,190	1,721
Excess tax benefits from share-based payment arrangements	-	(226)	-	-
Net realized gains on sales of investments	(1,564)	(2,455)	(1,422)	(475)
Changes in operating assets and liabilities:
Accounts receivable, net	1,216	(5,107)	(712)	3,987
Inventories	(195)	(700)	514	567
Prepaid expenses and other current assets	164	(276)	158	(4,510)
Accounts payable and accrued expenses	(2,357)	1,967	(1,429)	(31)
Deferred revenue	(2,721)	(1,531)	(37)	(397)
Other, net	(551)	(147)	585	(92)
Net cash provided by (used in) operating activities	17,569	8,656	4,086	(1,411)

Cash flows from investing activities:
Purchases of property and equipment	(2,464)	(2,240)	(2,328)	(1,175)
Purchases of investments	(549,420)	(285,137)	(42,489)	(94,759)
Maturities and sales of investments	534,616	491,085	85,262	25,475
Net cash provided by (used in) investing activities	(17,268)	203,708	40,445	(70,459)

Cash flows from financing activities:
Proceeds from employee exercises of stock options and purchases of common stock under equity incentive plans	1,392	487	-	-

Excess tax benefits from share-based payment arrangements	-	226	-	-
Net cash provided by financing activities	1,392	713	-	-

Effect of exchange rate changes on cash and cash equivalents	(25)	(28)	343	(322)

Net increase (decrease) in cash and cash equivalents	1,668	213,049	44,874	(72,192)
Cash and cash equivalents, beginning of year	19,372	21,040	234,089	278,963
Cash and cash equivalents, end of year	$ 21,040	$234,089	$278,963	$206,771

Supplemental disclosures of cash flow information:
Cash paid for interest	$ -	$ 6	$ -	$ 5
Cash paid for income taxes	3,080	5,856	1,251	2,462

Supplemental disclosure of non-cash investing activity:
Property and equipment acquired but not yet paid	$ 69	$ -	$ 6	$ -

The accompanying notes are an integral part of the consolidated financial statements.

ULTICOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JANUARY 31, 2006, 2007, 2008 AND 2009

1.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Business and Background - Ulticom, Inc. (together with its subsidiaries, the “Company”), a New Jersey corporation and a majority-owned subsidiary of Comverse Technology, Inc., designs, develops, markets, licenses, and supports network signaling solutions software and hardware for use in the communications industry.

Principles of Consolidation - The consolidated financial statements include the accounts of Ulticom, Inc. and its subsidiaries, each of which is wholly-owned. All intercompany balances and transactions have been eliminated.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company’s management to make estimates and assumptions, which may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company’s cash equivalents consist of highly liquid investments with original maturities of three months or less, when acquired.

Short-Term Investments - Generally, investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Purchases and sales of investment securities are recorded upon settlement of the transaction. Investments with stated maturities beyond one year are classified as short-term if the securities are marketable and highly liquid and if such marketable securities represent an investment of cash that is available for current operations. All of the Company’s short-term investments are classified as available-for-sale. At the end of each reporting period, the carrying amount of each available-for-sale security is adjusted to its fair value, and the resulting unrealized gain or loss, net of income tax effects, is reported as a separate component of shareholders’ equity under the caption accumulated other comprehensive income (loss). Upon sale, the cumulative unrealized gain or loss associated with the sold security that was previously recorded in accumulated other comprehensive income (loss) is reclassified into the consolidated statement of operations as a realized gain (loss), which is included in interest and other income, net.

Fair Value of Financial Instruments – The Company’s recorded amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value, due to the short-term nature of these instruments. The fair values of short-term investments are disclosed in Note 3.

Fair Value Measurements – Effective February 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) as it relates to financial assets and financial liabilities. SFAS No. 157 is effective for the Company’s nonfinancial assets and nonfinancial liabilities beginning February 1, 2009. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, defines fair value based upon an exit price model, establishes a framework for measuring fair value and expands the applicable disclosure requirements. SFAS No. 157 establishes a fair value hierarchy disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is impacted by a number of factors, including the type of asset or liability and their characteristics. This hierarchy prioritizes the inputs into three broad levels as follows:

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

Effective February 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits an instrument by instrument irrevocable election to account for selected financial assets and financial liabilities at fair value. The Company has elected not to apply the fair value option to any eligible financial assets or financial liabilities during the year ended January 31, 2009.

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

Concentration of Credit Risk - Financial instruments, the carrying amounts of which potentially expose the Company to concentration of credit risk, consist primarily of cash and cash equivalents, short-term investments and accounts receivable. Approximately 98% of the Company’s cash equivalents consist of investments in institutional money market funds. The Company believes no significant concentration of credit risk exists with respect to its cash equivalents.

As of January 31, 2009, short-term investments consisted of marketable debt securities, principally U.S. government agency obligations, which the Company has classified as available-for-sale. The Company’s investment policy provides guidelines relative to diversification and maturities designed to maintain safety and liquidity. Consistent with this policy, the Company’s investment purchases generally consist of corporate and municipal short and medium-term notes, U. S. government obligations, U. S. government agency obligations and/or mutual funds investing in the like. The Company believes no significant concentration of credit risk exists with respect to its investments in marketable securities.

The Company sells its products to customers who are dispersed across many geographic regions and who are principally in the communications industry. Three customers accounted for approximately 62%, 69%, 64% and 68% of gross accounts receivable as of January 31, 2006, 2007, 2008 and 2009, respectively. The Company’s accounts receivable presented in the consolidated balance sheets is net of allowance for doubtful accounts and uncollected amounts charged to customers for post-contract maintenance and support services, as follows:

		As of January 31,
Accounts receivable, net	2006	2007	2008	2009
		(In thousands)
Accounts receivable, gross	$ 11,922	$ 15,945	$ 17,202	$ 12,963
Allowance for doubtful accounts	(18)	(7)	(7)	(100)
Uncollected post-contract service fees	(2,203)	(1,131)	(1,675)	(1,331)
Accounts receivable, net	$ 9,701	$ 14,807	$ 15,520	$ 11,532

The Company analyzes the collectability of accounts receivable each accounting period and adjusts its allowance for doubtful accounts accordingly. A considerable amount of judgment is required in assessing the realization of accounts receivables, including the current creditworthiness of each customer, current and historical collection history and the related aging of past due balances. The Company evaluates specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings, bankruptcy or other factors affecting the ability to render payment. As of January 31, 2009, the Company has not experienced any material losses resulting from uncollectibility of accounts receivable.

Activity in the allowance for doubtful accounts receivable for the years ended January 31, 2006, 2007, 2008 and 2009 was as follows:

		Years ended January 31,
Allowance for doubtful accounts	2006	2007	2008	2009
		(In thousands)
Balance, beginning of year	$ 400	$ 18	$ 7	$ 7
Provision charged/(credited) to expense	(163)	6	5	93
Charges to allowance, net of recoveries	(219)	(17)	(5)	-
Balance, end of year	$ 18	$ 7	$ 7	$ 100

Inventories - Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. The Company reduces inventory for excess and obsolete product, based primarily on future demand forecasts.

Property and Equipment, net - Property and equipment are recognized in the consolidated balance sheet at cost less accumulated depreciation and amortization. The Company depreciates its furniture and equipment using the straight-line method of depreciation over the estimated economic life, ranging from three to seven years. Leasehold improvements are amortized over the lesser of the term of the respective lease or the estimated useful lives of the improvements. The cost of repairs and maintenance are expensed as incurred. Significant renewals and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation or amortization thereon are removed and any resulting gain or loss is recognized in the consolidated statement of operations.

Long-Lived Assets - All long-lived assets used in the Company’s operations are subject to review for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed based on the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds its estimated fair value and is recognized as a reduction in the carrying amount of the asset. No impairment charges were recorded by the Company in the years ended January 31, 2006, 2007, 2008 or 2009.

Income Taxes - The Company accounts for income taxes using an asset and liability approach, which requires estimates of taxes payable or refunds for the current period and estimates of deferred income tax assets and liabilities for the anticipated future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax purposes. Current and deferred income tax assets and liabilities are based on provisions of the enacted income tax laws and are measured using the enacted income tax rates and laws that are expected to be in effect when the future tax events are expected to reverse. The effects of future changes in income tax laws or rates are not anticipated. The income tax provision is comprised of the current income tax expense and the change in deferred income tax assets and liabilities.

The portion of any deferred tax asset for which it is more likely than not that a tax benefit will not be realized is offset by recording a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

On February 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies the accounting for uncertainty in income tax positions. FIN No. 48 requires that the impact of an income tax position be recognized if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Measurement of the tax position’s effect on the income tax provision is based on the largest amount of benefit that is greater than 50% likely of being realized upon the ultimate settlement. Differences between the amount of benefits taken or expected to be taken in the Company’s income tax returns and the amount of benefits recognized based on this evaluation and measurement of the related tax positions represent the unrecognized income tax benefit, which is reflected as a liability. As a result of the adoption of FIN No. 48, the Company’s liability for unrecognized tax benefits was not changed, resulting in no change in retained earnings as of February 1, 2007.

Prior to the adoption of FIN No. 48, unrecognized income tax benefits were reflected in the Company’s current income taxes payable, which also included anticipated refunds or recoveries of previously paid income taxes and certain deferred income tax amounts that were not expected to be settled within one year. The Company’s adoption of FIN No. 48 on February 1, 2007 resulted in the reclassification of approximately $1.9 million and $0.2 million to long-term income taxes receivable and long-term deferred income tax assets, respectively. After reclassifying these amounts, the amount of the Company’s unrecognized income tax benefits at February 1, 2007 was approximately $3.0 million, excluding accrued interest and penalties, and was reclassified to a long-term liability.

The Company’s policy to include interest and penalties related to unrecognized tax benefits in interest expense in the consolidated statements of operations did not change as a result of implementing the provisions of FIN No. 48.

Revenue and Expense Recognition - In accordance with AICPA Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP No. 97-2”) and related interpretations, product revenues, which include software license and hardware revenue, are generally recognized in the period in which persuasive evidence of a sale or service arrangement exists, the products are delivered and accepted by the customer, the fee is fixed and determinable, and collection is considered probable. When the Company has significant obligations subsequent to shipment, revenues are not recognized until the obligations are fulfilled. Revenues from arrangements that include significant acceptance terms are not recognized until acceptance has occurred. The Company provides its customers with post-contract support services, which generally consist of bug-fixing and telephone access to the Company’s technical personnel, but may also include the right to receive unspecified product updates, upgrades, and enhancements, when and if available. Revenue from these services is recognized ratably over the contract period. Post-contract support services included in the initial licensing fee are allocated from the total contract amount based on the relative fair value of vendor specific objective evidence (“VSOE”). For multiple element software arrangements, the fair value of any undelivered element is determined using VSOE. The Company allocates revenue based on VSOE to the undelivered elements and the residual revenue to the delivered elements. Where VSOE of the undelivered element cannot be determined, the Company defers revenue for the delivered elements until the undelivered elements are delivered.

New customers begin development of applications and services by purchasing the appropriate Signalware development kit. A typical development kit includes a development software license, an interface board, cables, one-year development support plan, training, and documentation. After the initial year, the maintenance plan must be renewed for a fee in order to continue to receive support and software updates. Sales of development kits are deferred and recognized as revenue over the estimated period of future customer software deployments and related maintenance, which the Company considers to be the economic life of the development kit. Additional development license fees are deferred and recognized as revenue over the remaining estimated economic life of the development kit. Portions of the development kit revenue recognized are included in both product and service revenues.

When an application is ready for deployment in a communication service provider’s network, the customer typically purchases one or more interface boards per server to stage the application for deployment. On a per installation basis, the customer also purchases a deployment license and an annual software deployment maintenance plan, which typically renews annually for the life of the installation. The annual software deployment maintenance plan provides access to technical support staff to troubleshoot and fix any software issues. Board technical support is covered under a standard hardware warranty that provides for repair or replacement of defective boards.

Deferred revenue consists primarily of development kit sales and post-contract maintenance and support services, for which amounts have been collected from customers pursuant to terms specified in contracts in advance of recognizing the related revenues. All costs associated with amounts recorded to deferred revenue are expensed as incurred. The following summarizes the activity associated with deferred development kit revenue for each of the years ended January 31, 2006, 2007, 2008 and 2009:

	Years ended January 31,
Deferred development kit revenue	2006	2007	2008	2009
	(In thousands)
Balance, beginning of year	$ 5,692	$ 5,721	$ 5,425	$ 5,480
Collections from sales of development kits	1,139	860	1,136	819
Amount recognized as revenue	(1,110)	(1,156)	(1,081)	(982)
Balance, end of year	$ 5,721	$ 5,425	$ 5,480	$ 5,317

Comprised of:
Amount included in current liabilities	$ 1,156	$ 1,081	$ 983	$ 936
Amount included in long-term liabilities	4,565	4,344	4,497	4,381
Balance, end of year	$ 5,721	$ 5,425	$ 5,480	$ 5,317

Included in product revenues are license revenues amounting to approximately $16.1 million, $19.8 million $24.4 million and $25.4 million for the years ended January 31, 2006, 2007, 2008 and 2009, respectively. The related costs of revenues associated with these license revenues include various personnel, duplication, and shipping costs, which were not material in each of the periods presented.

Revenues from providing customer training are recognized when training is provided. Revenues from fee-based consulting and development services are recognized when services are provided in accordance with customer’s specification. Historically, these revenues have not been material.

Cost of revenues includes employee salaries and related benefits, material costs, depreciation and amortization, an overhead allocation, as well as other costs associated with revenue-generating activities. Research and development costs include employee salaries and related benefits as well as travel, depreciation of research and development equipment, an overhead allocation, as well as other costs associated with research and development activities. Selling, general and administrative costs include employee salaries and related benefits, travel, depreciation and amortization, marketing and promotional materials, recruiting expenses, professional fees, facilities costs, corporate services provided by Comverse Technology, Inc. (see Note 7 regarding “Related Party Transactions”), as well as other costs associated with sales, marketing, finance, and administrative departments.

Expenses incurred in connection with research and development activities and selling, general and administrative expenses are charged to operations as incurred. Shipping and handling fees and expenses that are billed to customers are recognized in revenue and the costs associated with such fees and expenses are recorded in selling, general and administrative expenses. Historically, these fees and expenses have not been material.

Foreign Currency Translation - In preparing the consolidated financial statements, the Company is required to translate the financial statements of the foreign subsidiaries from the functional currency, generally the local currency, into U.S. dollars, the reporting currency. This process results in exchange gains or losses which are included in cumulative translation adjustments, a separate component of shareholders’ equity under the caption accumulated other comprehensive income (loss).

The Company’s revenues and materials purchased for manufacturing are denominated in or linked to the United States dollar. Certain operating costs of foreign operations, principally salaries and related benefits, are denominated in local currencies and any transaction gains or losses are recorded in the Company’s consolidated statements of operations.

Share-based Payments – On February 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) and related interpretative guidance issued by the FASB and the Securities and Exchange Commission (“SEC”). SFAS No. 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and measurement of such cost based on the grant-date fair value of the award. It requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123R replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related interpretations. The Company previously recognized expense in accordance with the provisions of APB No. 25 and its related interpretations for option awards granted at exercise prices less than the fair market value of the Company’s common stock as of the measurement date; see Note 2 regarding restatement adjustments associated with certain option awards made in years prior to the adoption of SFAS No. 123R. Upon the adoption of SFAS No. 123R, the Company discontinued recognizing compensation expense under APB No. 25. SFAS No. 123R also requires the tax benefit associated with share-based payments be classified as financing activities in the consolidated statement of cash flows.

In its adoption of SFAS No. 123R, the Company applied the modified prospective transition method to all past awards outstanding and unvested as of February 1, 2006 and is recognizing the associated expense over the remaining vesting period of such awards based on the fair values previously determined and disclosed as part of its pro forma disclosures under SFAS No. 123. As such, the modified prospective transition method does not result in a restatement of results of prior periods. Net of income tax effects, the adoption of SFAS No. 123R reduced the Company’s net income for the year ended January 31, 2007 by approximately $2.5 million and its effect on both basic and diluted net income per common share was a reduction of approximately $0.06 per share. The adoption of SFAS No. 123R resulted in a decrease in cash flow from operating activities of approximately $0.2 million and an increase in cash flow from financing activities of approximately $0.2 million for the year ended January 31, 2007, resulting from excess income tax benefits from exercised stock options.

The Company’s share-based payment plans are described in Note 8.

Adoption of Other Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The Company adopted the provisions of SFAS No. 151 effective February 1, 2006 on a prospective basis. The adoption of SFAS No. 151 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaced APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for accounting for and reporting a change in accounting principle (in the absence of explicit transition requirements specific to a newly adopted accounting principle) and a correction of an error. In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Specifically, SAB No. 108 requires that companies evaluate the materiality of an error on the basis of both (1) the error quantified as the amount by which the current year income was misstated and (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated. In its determination, presentation and disclosure of the errors and resulting corrective adjustments discussed in Note 2, the Company applied the applicable provisions of both SFAS No. 154 and SAB No. 108.

In November 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”). FSP FAS 115-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 clarifies that an investor shall recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell an impaired security has not been made. The Company adopted the provisions of FSP FAS 115-1 effective February 1, 2006 on a prospective basis. The adoption of FSP FAS 115-1 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF No. 06-11”). Under this consensus, a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees under certain share-based benefit plans should be recognized as an increase in additional paid-in capital. As it relates to the Company, the consensus became effective on February 1, 2008. As no dividends were paid during the year ended January 31, 2009, the accounting guidance in EITF No. 06-11 was not applied in the preparation of the consolidated financial statements for the year then ended. As it relates to the Company’s dividend payment made in April 2009, application of EITF No. 06-11 is not expected to have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) replaces SFAS No. 141, "Business Combinations,” but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS No. 141(R) expands on the disclosures previously required by SFAS No. 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS No. 141(R) is effective for all business combinations with an acquisition date occurring in the Company’s first fiscal year beginning after December 15, 2008. The impact of SFAS No. 141(R) will have on the Company’s consolidated financial statements will depend on the nature and size of any acquisitions completed after adoption of SFAS No. 141(R).

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

FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim periods. All of these FSPs are effective for interim and annual periods ending after June 15, 2009. The Company is assessing the potential impact that the adoption of FSP FAS 157-4 and FSP FAS 115-2 may have on its consolidated financial statements. FSP FAS 107-1 may result in increased disclosures in the Company’s future interim periods.

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

2.	RESTATEMENT ADJUSTMENTS

On March 13, 2006, the Company’s Audit Committee of the Board of Directors (the “Audit Committee”) was informed by the Company's Chief Executive Officer, Shawn Osborne (“Osborne”), that the Company’s majority shareholder, Comverse Technology, Inc., had determined, on a preliminary basis, that the stated dates of certain Comverse Technology, Inc.’s stock option grants differed from the measurement dates required to be used for purposes of determining the value of such grants under GAAP, and that a similar issue might exist with respect to option grants made by the Company. That day, the Company's Audit Committee began a review of all matters relating to its historical stock option grant practices, including, but not limited to, the accuracy of the stated

dates of option grants and whether proper corporate procedures had been followed with respect to those grants. The Audit Committee retained independent legal counsel, Dickstein Shapiro, LLP (“Dickstein”), who in turn retained AlixPartners, a forensic accounting firm, to analyze the impact such matters may have on the Company’s historical financial statements. The Company announced the commencement of this independent investigation on March 14, 2006 (“Phase I”).

Concurrent with the commencement of the investigation by the Company, on March 14, 2006, Comverse Technology, Inc., announced the creation of a Special Committee of its Board of Directors to review matters relating to Comverse Technology, Inc.’s stock option grants, including, but not limited to, the accuracy of the stated dates of option grants and whether all proper corporate procedures were followed. Once the Comverse Technology, Inc.’s Special Committee determined that the stated dates of certain Comverse Technology, Inc.’s stock option grants differed from the measurement dates required to be used for purposes of determining the value of such grants and to recognize the related compensation expense in accordance with GAAP, the Company was also required to record non-cash charges for stock-based compensation expenses with respect to the issuance by Comverse Technology, Inc. of options to purchase Comverse Technology, Inc.’s common stock to Company employees during periods that the Company was a wholly-owned subsidiary of Comverse Technology, Inc.

In addition to the investigation regarding past stock option grant practices, on November 16, 2006, the Company announced that its Audit Committee had commenced an investigation into past accounting practices not related to stock option grants, including the treatment of accounting reserves and shortening of the depreciable lives of certain computer assets in connection with the earnings reporting practices of Comverse Technology, Inc. (“Phase II”). Ultimately, the depreciable lives of the Company’s computers were found to be appropriate. The investigation, which was expanded to include the deferral of revenue recognition on certain inter-company transactions, reviewed the fiscal years beginning in 1996 through 2004. The Audit Committee was again assisted by Dickstein and AlixPartners. The Audit Committee initiated the Phase II investigation because of certain allegations made by the former CFO of Comverse Technology, Inc. that he directed the finance and accounting officers of Comverse Technology, Inc.’s subsidiaries to make adjustments to their quarter-end expense accruals and reserve accounts.

During the process of correcting the errors in its consolidated financial statements resulting from the aforementioned accounting practices, the Company determined that it had incorrectly applied the provisions of SOP No. 97-2 with respect to the recognition of revenue of certain software sales contracts with third-party customers. Specifically, the Company had been providing one-year of free maintenance to certain customers licensing its software, but had not been deferring any portion of the software licensing fees. On November 29, 2007, the Company announced it was conducting an evaluation of certain revenue recognition practices to determine whether, under SOP No. 97-2, it should have deferred a portion of the revenues that were recognized under certain customer contracts, amounting to the fair value of the first-year software maintenance included under such contracts, to subsequent fiscal periods in the following twelve months. In order to be able to defer only the first year maintenance value under the relevant customer contracts (rather than the entire contract value), the Company had to demonstrate that VSOE existed for the fair value of the first year of software maintenance included under the contracts. The Company determined that VSOE of fair value exists and that the required corrective adjustments impacted the timing of revenue recognition, but did not call into question the validity of the underlying transactions or revenue. The Company also determined that revenue related to the sale of software development kits should have been deferred over the estimated period of future customer software deployments and related maintenance. The years impacted by the errors in recognizing software revenue were each of the fiscal years beginning with the year ended January 31, 1999 and ending with the year ended January 31, 2005.

Additionally, the Company determined that certain errors had been made in its recognition of depreciation expense for each of the fiscal years beginning with the year ended January 31, 2000 and ending with the year ended January 31, 2005. These errors primarily resulted in the Company reflecting more depreciation expense in the first year the assets were placed in service than is permitted under GAAP.

The effects of each of the accounting errors discovered pursuant to the Audit Committee Investigations and the Company’s internal evaluations and the related corrective adjustments are more fully described below. The net cumulative adjustment to correct the Company’s originally reported retained earnings as of February 1, 2005 was a reduction of approximately $6.8 million, net of related income tax effects, as presented in the table below:

	Pre-tax Corrective Adjustments Recorded in Retained Earnings as of February 1, 2005	Income Tax Effects of Adjustments Recorded in Retained Earnings as of February 1, 2005	Net Increase (Decrease) in Retained Earnings as of February 1, 2005
		(In thousands)

Stock-based compensation expense (Phase I)	$ (4,220)	$ 1,606	$ (2,614)
Expense accruals and revenue deferrals (Phase II)	31	(12)	19
SOP No. 97-2 revenue arrangements	(7,091)	2,699	(4,392)
Depreciation expense	227	(86)	141
Net reduction in retained earnings	$(11,053)	$ 4,207	$ (6,846)

Stock-based Compensation Expense

Prior to the Company’s adoption of SFAS No. 123R on February 1, 2006, the Company accounted for stock options granted to employees and members of its Board of Directors, under the recognition and measurement principles of APB No. 25 and related interpretations, which provided that compensation expense related to employee stock options be measured based on intrinsic value of the granted stock options on the date on which the number of shares and exercise price became fixed (i.e., the option’s grant date). As a result, when options had an exercise price equal to or in excess of the fair market value of the underlying common stock on the date of the grant, the Company would incur no compensation expense. However, when an option’s exercise price was less than the fair market value of the underlying common stock on the grant date, the Company should have recognized the intrinsic value of the award as stock-based compensation expense during each period in which the required employee service was performed. Recognition of stock-based compensation expense results in an increase in the additional paid-in capital account in shareholders’ equity.

The Audit Committee’s investigation into inappropriate dating of stock option grants resulted in the discovery that eight of the twenty-two option grants during the period from April 2000 through April 2004 were granted using improper procedures. Of these eight grants, four had fair market values greater than their stated exercise prices, three of which were significantly greater. These option grants were made by the Company in July 2000, December 2000 and March 2001. Additionally, in a separate finding, the Company was advised by Comverse Technology, Inc. that four tranches of option grants made by Comverse Technology, Inc. to the Company’s employees during the period 1995 through 1997, when the Company was a wholly-owned subsidiary of Comverse Technology, Inc., had inappropriate measurement dates.

As a result of these inappropriate practices, the Company’s stock-based compensation expense was understated for the fiscal years beginning with the year ended December 31, 1996 and ending with the year ended January 31, 2005. For each of the aforementioned option grants, the amount of unrecorded stock-based compensation cost was determined based on the option’s intrinsic value as of the appropriate measurement date. The Company determined the proper measurement date for the option grants by reviewing Board of Director minutes; resolutions; unanimous written consents and other Company records. From this review the following hierarchy of documentation was developed to support the best available evidence of the grant date and measurement date:

1.	If the stock option committee minutes evidenced an approval of the option grants, then the grant date was used as the measurement date.
2.	If unanimous written consents were executed by the stock option committee and were signed and dated, then the last signed consent was used as the measurement date.
3.	If the unanimous written consent was signed but not dated, then the latest date stamp on the written consents that were received by the Company was used as the measurement date.
4.	If none of the above were available, then the date when the Company electronically posted the grant information into employees’ option accounts was used.

The cumulative understatement of stock-based compensation expense for all of impacted awards was approximately $4.0 million, excluding related income tax effects. Additionally, for the fiscal years ended January 31, 2004 and 2005, withholding taxes and related penalties and interest associated with certain historical stock option grants, totaling approximately $0.2 million, were not expensed in the Company’s consolidated statements of operations. The corrections of the errors in accounting for stock-based compensation, after considering the related income tax effects, resulted in a net restatement adjustment that reduced retained earnings as of February 1, 2005 by approximately $2.6 million. The income tax effect of this adjustment resulted in an increase of approximately $1.6 million in the Company’s deferred income tax assets as of February 1, 2005. Also, additional paid-in capital as of February 1, 2005 was increased by approximately $4.2 million as a result of this restatement adjustment.

Expense Accruals and Deferral of Related Party Revenues

The Audit Committee’s investigations also found two improper accounting practices resulting in accounting errors with respect to (a) the accrual of excessive/unsupported amounts for individual "trade accrual" accounts and (b) the improper and unsupported deferral of revenues on certain transactions between the Company and another subsidiary of Comverse Technology, Inc.

The expense accrual errors occurred in the fiscal years beginning with year ended December 31, 1996 and ending with the year ended January 31, 2003; however, the impact of these practices on the Company’s results of operations continued through the year ended January 31, 2004. The corrections of the expense accrual errors, including the related income tax effects, resulted in a net restatement adjustment that increased retained earnings as of February 1, 2005 by approximately $19,000.

The improper deferrals of revenue resulted in material misstatements in the Company’s results of operations in the years beginning with the year ended January 31, 1999 and ending with the year ended January 31, 2002. Prior to February 1, 2005, the errors resulting from improper deferrals of revenue were corrected, resulting in no cumulative effect on retained earnings as of February 1, 2005.

SOP No. 97-2 Revenue Recognition

The errors resulting from improper application of SOP No. 97-2 impacted fiscal years beginning with the year ended January 31, 1999 and ending with the year ended January 31, 2005. The cumulative effect of these errors for these fiscal years resulted in overstatements of revenues and cost of revenues of approximately $7.5 million and $0.4 million, respectively, or a net overstatement of income before income tax expense of approximately $7.1 million. The restatement adjustment to properly reflect the deferral of revenue and costs in accordance with SOP No. 97-2, after considering the effects of income taxes, was a net reduction of retained earnings of approximately $4.4 million as of February 1, 2005. The income tax effect of this adjustment resulted in an increase of approximately $2.7 million in the Company’s deferred income tax assets as of February 1, 2005.

Depreciation Expense

The corrections of the errors in recording depreciation expense, including the related income tax effects, resulted in a net restatement adjustment that increased retained earnings as of February 1, 2005 by approximately $141,000.

3.	SHORT-TERM INVESTMENTS

As of January 31, 2009, all of the Company’s short-term investments were marketable debt securities that were classified as available-for-sale and summarized in the following tables:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Ranking of Market Price Observability
(In thousands)
U.S. governmental agency obligations	$ 74,759	$ 554	$ 89	$ 75,224	Level 2

Contractual Maturities as of January 31, 2009	Cost	Estimated Fair Value
Due in one year or less	$ 9,960	$ 10,031
Due after one year through three years	64,799	65,193
	$ 74,759	$ 75,224

The Company’s measurements of the fair values of these financial instruments are performed on a recurring basis and, as of January 31, 2009, were based on non-binding market consensus prices that can be corroborated with observable market data. Accordingly, the fair value measurements of these financial instruments were classified as Level 2 in accordance with SFAS No. 157. As of January 31, 2009, the Company had a purchase transaction for an U.S. governmental agency obligation that had not settled until February 2009, and the purchased security had experienced a decline in its fair value since the transaction’s trade date. Accordingly, the Company recognized an unrealized loss of approximately $0.1 million for the reduction in this security’s fair value as an adjustment to the carrying amount of short-term investments.

As of January 31, 2008, short-term investments consisted of one marketable debt security that was classified as available-for-sale and had a cost basis of $5.0 million and gross unrealized gains accumulated of approximately $0.2 million.

As of January 31, 2007, all of the Company’s short-term investments were classified as available-for-sale securities and are summarized in the following table:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. government bonds	$ 40,010	$ -	$ 108	$ 39,902
Corporate debt security	5,000	-	53	4,947
Equity securities	1,340	1,381	-	2,721
Total available-for-sale investments	$ 46,350	$ 1,381	$ 161	$ 47,570

As of January 31, 2006, all of the Company’s short-term investments were classified as available-for-sale securities and are summarized in the following table:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
U.S. municipal agency bonds	$ 55,549	$ -	$ 161	$ 55,388
Auction rate securities	192,103	-	3	192,100
Total debt securities	247,652	-	164	247,488
Equity securities	2,207	4,271	-	6,478
Total available-for-sale investments	$ 249,859	$ 4,271	$ 164	$ 253,966

The following table presents information with respect to sales and maturities of the Company’s available-for-sale investment securities, including the cumulative net unrealized gain or loss associated with sold securities that was previously recorded in accumulated other comprehensive income (loss) and that was reclassified into the consolidated statement of operations as realized gains (losses), presented below net of applicable income taxes:

	Years ended January 31,
	2006	2007	2008	2009
	(In thousands)
Proceeds from investment sales and maturities	$534,616	$491,085	$ 85,262	$ 25,475
Gross realized gains	2,355	2,511	1,422	475
Gross realized losses	(791)	(56)	-	-
Net realized gains reclassified to earnings, net of taxes	969	1,518	876	293

On a regular basis, the Company evaluates investments with unrealized losses to determine if the losses are other-than-temporary. All gross unrealized losses are due to changes in interest rates and the Company has determined that such diminution in value is temporary. In making this determination, the Company considered its ability to hold the investment to maturity, the financial condition and near-term prospects of the issuers, the magnitude of the losses compared to the investments’ cost and the length of time the investments have been in an unrealized loss position.

No investments held by the Company as of January 31, 2008 and 2009 were in an unrealized loss position. Unrealized losses on investments at January 31, 2007 by investment category and length of time the investment had been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In thousands)
U.S. government bonds	$ 39,902	$ 108	$ -	$ -	$ 39,902	$ 108
Corporate debt security	4,947	53	-	-	4,947	53
Total investment securities in unrealized loss position	$ 44,849	$ 161	$ -	$ -	$ 44,849	$ 161

Unrealized losses on investments at January 31, 2006 by investment category and length of time the investment had been in a continuous unrealized loss position were as follows:

	Less Than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
(In thousands)
U.S. municipal agency bonds	$ 55,388	$ 161	$ -	$ -	$ 55,388	$ 161
Auction rate securities	1,600	3	-	-	1,600	3
Total investment securities in unrealized loss position	$ 56,988	$ 164	$ -	$ -	$ 56,988	$ 164

4.	INVENTORIES

Inventories consisted of the following:

	January 31,
	2006	2007	2008	2009
	(In thousands)

Raw materials	$ 718	$ 717	$ 241	$ 72
Finished goods	763	1,464	1,426	1,029
	$1,481	$2,181	$1,667	$1,101

Included in cost of revenues were losses resulting from write-downs in the values of inventories for excess and obsolete boards and board components, totaling approximately $0.3 million, $0.3 million and $0.7 million for the years ended January 31, 2006, 2007 and 2008, respectively.

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	January 31,
	2006	2007	2008	2009
	(In thousands)

Furniture and equipment	$ 8,055	$ 10,378	$ 12,953	$ 13,262
Leasehold improvements	497	619	727	792
	8,552	10,997	13,680	14,054
Less accumulated depreciation and amortization	(5,275)	(7,383)	(9,769)	(11,213)
	$ 3,277	$ 3,614	$ 3,911	$ 2,841

Depreciation and amortization expense was approximately $1.7 million, $2.0 million, $2.2 million and $2.1 million for the years ended January 31, 2006, 2007, 2008 and 2009, respectively.

6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	January 31,
	2006	2007	2008	2009
	(In thousands)

Accounts payable	$ 1,556	$ 776	$ 893	$ 589
Accrued compensation and benefits	3,312	4,062	5,008	5,038
Accrued taxes	1,225	1,380	115	1,053
Accrued professional fees	304	2,002	1,165	712
Other accrued expenses	1,728	1,568	1,381	1,178
	$ 8,125	$ 9,788	$ 8,562	$ 8,570

7.	RELATED PARTY TRANSACTIONS

The Company sells products and provides services to other subsidiaries of Comverse Technology, Inc. Sales to and amounts due from subsidiaries of Comverse Technology, Inc. are presented separately in the consolidated financial statements.

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

The agreement provided that the Company pay to Comverse Technology, Inc. a quarterly fee, payable in arrears at the end of each fiscal quarter, in consideration for all services provided by Comverse Technology, Inc. during such fiscal quarter. Payments of fees made under the agreement were $0.6 million in each of the years ended January 31, 2006 and 2007 and approximately $0.4 million in the year ended January 31, 2008. In addition, the Company reimbursed Comverse

Technology, Inc. for any out-of-pocket expenses incurred by Comverse Technology, Inc. in providing the services. Fees and reimbursements were recorded in selling, general and administrative expenses in the consolidated statements of operations. The agreement was terminated effective February 1, 2008, as the Company now provides for itself substantially all the services provided for in the agreement.

8.	SHARE-BASED PAYMENTS

Share-based payment expense included in the consolidated statements of operations was as follows:

	Years ended January 31,
Shared-based payment expense	2006	2007	2008	2009
	(In thousands)
Stock option expense	$ -	$ 3,091	$ 1,919	$ 1,416
Restricted stock and DSU expense	3	173	271	305
Total share-based payment expense	$ 3	$ 3,264	$ 2,190	$ 1,721

Share-based payment expense included in:
Cost of revenues	$ -	$ 538	$ 251	$ 120
Research and development	-	917	416	371
Selling, general and administrative	3	1,809	1,523	1,230
Total share-based payment expense	$ 3	$ 3,264	$ 2,190	$ 1,721

The Company maintains two equity incentive plans: the 1998 Stock Incentive Compensation Plan (“1998 Plan”) and the 2005 Stock Incentive Plan (“2005 Plan”). All available awards under the 1998 Plan were issued to employees and directors during the years 2000 to 2005. In accordance with its terms, the 1998 Plan terminated in January 2008. The 2005 Plan authorizes the availability of an additional 1,000,000 shares of common stock, which can be awarded to employees, directors and other eligible persons in the form of stock options, stock appreciation rights, restricted stock and deferred stock units (“DSUs”) as compensation for their services, and remains in effect until June 15, 2015, unless earlier terminated. At January 31, 2009, 873,000 shares of common stock were reserved for issuance under the 2005 Plan. During fiscal year 2005, the Company terminated the 2000 Employee Stock Purchase Plan, which provided for employee purchases of the Company’s common stock via payroll deduction.

Prior to February 1, 2006, the Company accounted for its stock-based compensation arrangements using the intrinsic value method, which followed the recognition and measurement principles of APB No. 25 and related interpretations. For the fiscal year ended January 31, 2006, there was no stock-based compensation cost reflected in net income for stock options, as all of the options requiring the recognition of expense under APB No. 25 became fully vested during the fiscal year ended January 31, 2005.

On February 4, 2008, the Company approved payments to 16 persons who were then current employees with respect to certain options to purchase the Company's common stock that expired on February 3, 2008 (the "Expiration Date"). The payments made to the employees were approximately $2.3 million in the aggregate and were based on an amount equal to the difference between the exercise price of each expired options of approximately $1.99 per share and the average price at which the common stock of the Company was trading for the five days prior to the Expiration Date, which was determined by the Company to be $7.08 per share. The distribution of the payments to the employees was conditioned upon the receipt from each employee of a waiver of their respective rights to bring an action against the Company in respect of the expired options. As all associated options vested prior to the adoption of SFAS No. 123R, no stock-based compensation expense was recorded previously. The entire payment was recorded as compensation expense in the consolidated statement of operations for the year ended January 31, 2009 as follows:

Compensation expense for expired option payments:	(In thousands)

Cost of revenues	$ 175
Research and development	273
Selling, general and administrative	1,860
$ 2,308

Stock Options

Stock options issued under the equity incentive plans are normally granted with an exercise price not less than the fair market value of the underlying shares at the date of grant. Substantially all of the options outstanding as of January 31, 2009 vest in four equal annual increments from the date of grant, except for the options issued to directors, which vest in four equal quarterly increments from the date of grant. The maximum term for all options granted is ten years.

As there were no options granted during the years ended January 31, 2007, 2008 and 2009, the typical disclosures required by SFAS No. 123R regarding assumptions used in determining the fair value of options granted during the reporting period are excluded. For the years ended January 31, 2007, 2008 and 2009, the share-based payment expense recognized for options awarded consisted only of the cost associated with the unvested awards made prior to February 1, 2006, which was calculated based on the fair values of the granted options on their respective grant dates in accordance with SFAS No. 123. In accordance with the recognition provisions of SFAS No. 123R, the amount of this expense has been adjusted to reflect an assumed forfeiture rate and is now determined based on estimated forfeitures, thereby discontinuing the previously allowable method of calculating expense based on the actual forfeitures.

For purposes of calculating the fair value of each option granted, the Company uses the Black-Scholes option pricing model, which involves the determination of assumptions that become inputs into the model. The primary inputs are expected volatility, expected term of the option, risk-free interest rate and dividend yield. Expected volatility is based on the historical performance of the Company’s common stock. Historical data of exercise behavior is used to estimate the average number of years that an option will remain outstanding prior to its exercise, factoring in the vesting period, contractual life of the option and post-vesting employment termination behavior, including the anticipated effects on employee exercises of the blackout periods restricting employee transactions involving the Company’s common stock. The risk-free interest rate is the implied yield available as of the grant date on U.S. Treasury zero-coupon issues with a remaining term equal to the option’s expected term. Prior to the Company’s special cash dividend paid on April 20, 2009, the Company had not paid dividends and had not declared any intentions of doing so. Accordingly, the dividend yield was assumed to be zero.

Since fiscal year 2006, the Company’s employees have been unable to exercise their vested stock options due to the Company’s decision to prohibit option exercises until such time as it is determined that the Company is in compliance with its periodic reporting obligations under applicable securities laws and has an effective registration statement on Form S-8 on file with the SEC. Accordingly, estimates of the average number of years that vested options will remain outstanding prior to their exercise have been increased to reflect the impact of additional time that employees must wait until they can exercise. The portion of share-based payment expense associated with the impacts of the longer assumed expected terms of vested options was approximately $0.6 million, $0.6 million and $0.7 million for the years ended January 31, 2007, 2008 and 2009.

As of January 31, 2009, unrecognized share-based payment expense related to nonvested stock options was approximately $0.4 million and is expected to be recognized over a weighted average period of approximately 1 year.

The following table presents a summary of the activity in the Company’s stock options during the years ended January 31, 2006, 2007, 2008 and 2009:

	Number of Options	Weighted Average Exercise Price
Outstanding at February 1, 2005	3,806,818	$ 9.39
Granted	438,125	9.88
Exercised	(245,912)	4.19
Forfeited	(33,625)	9.68
Expired	(15,753)	17.89
Outstanding at January 31, 2006	3,949,653	9.74
Granted	-	-
Exercised	(79,219)	6.14
Forfeited	(160,156)	9.91
Expired	(11,797)	16.55
Outstanding at January 31, 2007	3,698,481	9.78
Granted	-	-
Exercised	-	-
Forfeited	(74,843)	10.14
Expired	(3,875)	6.91
Outstanding at January 31, 2008	3,619,763	9.78
Granted	-	-
Exercised	-	-
Forfeited	(30,171)	10.37
Expired	(592,754)	2.11
Outstanding at January 31, 2009	2,996,838	$ 11.29

Exercisable at January 31,2009	2,926,919	$ 11.33

The weighted average remaining contractual terms of options outstanding and exercisable as of January 31, 2009 were 3.4 years and 3.3 years, respectively. For both outstanding and exercisable options as of January 31, 2009, the aggregate intrinsic value was approximately $0.1 million. The aggregate intrinsic value of and cash received from options exercised during the year ended January 31, 2007 were approximately $0.3 million and $0.5 million, respectively.

Restricted Stock and Deferred Stock Units (DSUs)

In December 2005, the Company granted 15,000 shares of restricted stock to the CEO of the Company, resulting in the recognition of unearned stock-based compensation cost in shareholders’ equity, based on the fair market value of the Company’s common stock at the date of grant. Share-based payment expense is recognized in the consolidated statements of operations pro-rata over the four-year vesting period of the grant. Restricted stock awards have all the rights and privileges of the Company’s common stock, subject to certain restrictions and forfeiture provisions.

In April 2007, grants of restricted stock totaling 104,000 shares were made to key executive employees, which vest (i) 50% on April 24, 2009; (ii) 25% on April 24, 2010; and (iii) 25% on April 24, 2011, subject to the executive’s continued employment on such vesting dates. Share-based payment expense related to these grants is recognized in the consolidated statements of operations pro-rata over the vesting period of the grant. The restricted stock award has all the rights and privileges of the Company’s common stock, subject to certain restrictions and forfeiture provisions.

In May 2007, each independent director of the Company’s board of directors (“Independent Director”) was awarded 5,500 DSUs, which were 100% vested as of the date of the grant as a result of services provided by each Independent Director during fiscal year 2006 (i.e., 25% vested in respect of each of the fiscal quarters ended April 30, 2006; July 31, 2006; October 31, 2006; and January 31, 2007). On January 1, 2008, all shares underlying the DSUs were issued to the Independent Directors as unregistered shares of common stock. Accordingly, the entire share-based payment expense related to the grants of DSUs was recognized in the consolidated statement of operations as of the date of the grant, and was based on the grant-date fair market value of the Company’s common stock.

In January 2008, each Independent Director was awarded 5,500 DSUs that vested 25% on April 30, 2007; 25% on July 31, 2007; 25% on October 31, 2007 and 25% on January 31, 2008. On January 1, 2009, all shares underlying the DSUs were issued to the Independent Directors as unregistered shares of common stock. Based on the vesting of these awards, the entire share-based payment expense related to the grants of these DSUs was recognized in the consolidated statement of operations for the year ended January 31, 2008, and was based on the fair market value of the Company’s common stock at the date of grant.

In February 2008, each Independent Director was awarded 5,500 DSUs for their service in fiscal year ended January 31, 2009. The DSUs vested 25% on April 30, 2008; 25% on July 31, 2008; 25% on October 31, 2008; and 25% on January 31, 2009. Shares of the Company’s common stock equal to the number of vested DSUs will be issued to these directors on or before January 6, 2010. Based on the vesting of these awards, the entire share-based payment expense related to the grants of these DSUs was recognized in the consolidated statement of operations for the year ended January 31, 2009, and was based on the fair market value of the Company’s common stock at the date of grant.

In June 2008, executive officers were granted equity incentive awards of 140,000 shares of restricted stock, the vesting of which was based on the achievement of defined performance targets during fiscal year 2008. As the targets were not met, the awards were forfeited and no share-based payment expense was recognized for these awards during the year ended January 31, 2009.

The following is a summary of the changes in nonvested shares of restricted stock and DSUs during the years ended January 31, 2006, 2007, 2008 and 2009:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at February 1, 2005	-	$ -
Shares granted	15,000	9.84
Shares vested	-	-
Nonvested shares at January 31, 2006	15,000	9.84
Shares granted	-	-
Shares vested	-	-
Nonvested shares at January 31, 2007	15,000	9.84
Shares granted	137,000	8.22
Shares vested	(40,500)	8.12
Shares forfeited	(16,000)	8.38
Nonvested shares at January 31, 2008	95,500	8.49
Shares granted	156,500	7.46
Shares vested	(20,250)	7.60
Shares forfeited	(156,000)	7.59
Nonvested shares at January 31, 2009	75,750	$ 8.45

As of January 31, 2009, there was approximately $0.4 million of unrecognized compensation costs related to nonvested restricted stock and deferred stock units, which is expected to be recognized over a weighted average period of approximately 2.3 years. The total fair value of shares vested during the years ended January 31, 2006, 2007, 2008 and 2009 was approximately $0, $0, $0.3 million and $0.2 million, respectively.

Stock-Based Compensation Expense Prior to February 1, 2006

Prior to February 1, 2006, the Company recognized stock-based compensation expense in accordance with the appropriate provisions of APB No. 25 and related interpretations. The Company provided pro forma disclosure of stock-based compensation expense in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” as if the fair value method of SFAS 123 had been applied to stock-based compensation. Pro forma compensation expense determined in accordance with SFAS No. 123 did not consider potential forfeitures, but was based on actual forfeitures as they occurred. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for the year ended January 31, 2006:

(In thousands, except per share data)	Year ended January 31, 2006

Net income	$ 20,477
Add: Stock-based employee compensation expense included in reported net income, net of related income tax effects	3
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(2,447)
Pro forma net income	$ 18,033

Earnings per share:
Basic – as reported	$ 0.47
Basic – pro forma	$ 0.42

Diluted – as reported	$ 0.46
Diluted – pro forma	$ 0.41

The fair value of options awarded during the year ended January 31, 2006 was estimated using the Black-Scholes option-pricing model with the weighted-average assumptions presented in the following table:

Year ended January 31, 2006
Risk-free interest rate	4.3%
Dividend yield	-
Volatility	53.7%
Expected option life	5.9 years

Based on the above assumptions, the weighted-average fair value of options granted during the year ended January 31, 2006 was $5.46.

9.   EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is determined by using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential shares outstanding. The calculation of earnings (loss) per share for the years ended January 31, 2006, 2007, 2008 and 2009 was as follows:

	Years Ended
	January 31, 2006			January 31, 2007
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(In thousands, except per share data)

Basic earnings per share
Net income	$ 20,477	43,223	$0.47	$ 12,553	43,461	$0.29
Effect of dilutive securities:
Options		838			738
Restricted stock		2			15
Diluted earnings per share	$ 20,477	44,063	$0.46	$ 12,553	44,214	$ 0.28

	Years Ended
	January 31, 2008			January 31, 2009
	Net Income	Shares	Per Share Amount	Net Loss	Shares	Per Share Amount
	(In thousands, except per share data)

Basic earnings (loss) per share
Net income (loss)	$3,887	43,483	$0.09	$(3,136)	43,501	$(0.07)
Effect of dilutive securities:
Options		629			-
Restricted stock and DSUs		91			-
Diluted earnings (loss) per share	$3,887	44,203	$0.09	$(3,136)	43,501	$(0.07)

For purposes of computing basic earnings (loss) per share, any nonvested shares of restricted stock that have been issued by the Company and which vest solely on the basis of a service condition are excluded from the weighted average number of shares of common stock outstanding. Incremental potential common shares from stock options and nonvested restricted stock and DSUs are included in the computation of diluted earnings per share except when the effect would be antidilutive. Accordingly, diluted earnings (loss) per share for the years ended January 31, 2006, 2007, 2008 and 2009 excluded outstanding stock options totaling approximately 0.8 million, 2.0 million, 2.3 million and 3.0 million, as these potential common shares would have had an antidilutive effect. Also excluded from the computation of diluted loss per share for the year ended January 31, 2009 were approximately 0.1 million potential common shares associated with nonvested restricted stock and DSUs, as these potential common shares would have had an antidilutive effect.

10.         INTEREST AND OTHER INCOME, NET

Interest and other income, net consisted of the following:

	Years Ended January 31,
	2006	2007	2008	2009
		(In thousands)
Interest and dividend income	$ 6,636	$ 10,145	$ 10,773	$ 6,681
Realized gains on sales of investments, net	1,564	2,455	1,422	475
Other	(97)	60	169	(58)
	$ 8,103	$ 12,660	$ 12,364	$ 7,098

11.	INCOME TAXES

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple foreign and state jurisdictions. Income (loss) before income tax expense (benefits) was as follows:

	Years Ended January 31,
	2006	2007	2008	2009
		(In thousands)
United States	$ 22,438	$ 15,017	$ 2,292	$ (5,303)
Foreign	1,031	1,656	880	515
Income (loss) before income tax expense (benefit)	$ 23,469	$ 16,673	$ 3,172	$ (4,788)

Income tax expense (benefit) consisted of the following:

	Years Ended January 31,
	2006	2007	2008	2009
		(In thousands)
Current expense (benefit):
Federal	$ (383)	$ 3,053	$ 380	$ (1,092)
State	268	812	301	(17)
Foreign	1,675	928	462	558
Total current expense	1,560	4,793	1,143	(551)
Deferred expense (benefit):
Federal	1,736	(841)	(1,810)	(888)
State	(304)	168	(48)	(213)
Total deferred expense (benefit)	1,432	(673)	(1,858)	(1,101)

Income tax expense (benefit)	$ 2,992	$ 4,120	$ (715)	$ (1,652)

Included in other comprehensive income (loss) were the amounts of deferred income tax expense (benefit) associated with the unrealized gains (losses) on the Company’s available-for-sale marketable securities of approximately $1.6 million, $(1.1) million, $(0.4) million and $0.1 million for the years ended January 31, 2006, 2007, 2008 and 2009, respectively.

The reconciliation of the United States federal statutory income tax expense (benefit) rate to the Company’s effective rate was as follows:

Years Ended January 31,	2006	2007	2008	2009

U. S. federal statutory expense (benefit) rate	34%	34%	34%	34%
State taxes, net of federal income tax effect	-	3	4	3
Foreign income taxed at different rate	-	-	(1)	(2)
Nondeductible compensation	-	-	-	(7)
Tax exempt interest income	(8)	(14)	(70)	12
Extraterritorial income tax exclusion	(3)	(2)	-	-
Share-based payments	-	3	12	(5)
Reserve activity	(10)	1	(4)	-
Other	-	-	2	-
Company’s effective tax rate	13%	25%	(23)%	35%

The tax effects of significant items comprising the Company’s deferred income tax assets and liabilities at January 31, 2006, 2007, 2008 and 2009 were as follows:

	January 31, 2006		January 31, 2007
	Current	Noncurrent	Current	Noncurrent
	(In thousands)
Deferred income tax assets:
Federal and state tax credits	$ 335	$ 143	$ 110	$ 33
Accrued liabilities and other	457	-	749	-
Deferred revenue	926	1,912	748	1,839
Share-based payments	-	1,444	-	2,038
Depreciation and amortization	-	-	-	70
Other	90	-	125	44
Total deferred income tax assets	1,808	3,499	1,732	4,024
Deferred income tax liabilities:
Unrealized gains on investment	(1,575)	-	(467)	-
Depreciation and amortization	-	(34)	-	-
Federal impact of state credits	(114)	(48)	(37)	(11)
Other	-	(70)	-	(64)
Total deferred income tax liabilities	(1,689)	(152)	(504)	(75)
Net deferred income tax asset	$ 119	$ 3,347	$ 1,228	$ 3,949

	January 31, 2008		January 31, 2009
	Current	Noncurrent	Current	Noncurrent
	(In thousands)
Deferred income tax assets:
Federal and state tax credits	$ -	$ 1,148	$ -	$ 2,519
Accrued liabilities and other	757	-	506	-
Deferred revenue	613	1,847	550	1,734
Share-based payments	-	2,340	-	2,546
Depreciation and amortization	-	194	-	308
Other	732	108	210	474
Total deferred income tax assets	2,102	5,637	1,266	7,581
Deferred income tax liabilities:
Unrealized gains on investment	(79)	-	(178)	-
Depreciation and amortization	-	-	-	-
Federal impact of state credits	-	(11)	-	(11)
Other	-	(13)	-	(13)
Total deferred income tax liabilities	(79)	(24)	(178)	(24)
Net deferred income tax assets	$ 2,023	$ 5,613	$ 1,088	$ 7,557

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net current deferred income tax asset is included in prepaid expenses and other current assets in the Company’s consolidated balance sheets. The Company has not provided for a valuation allowance against its deferred income tax assets as the Company has determined it is more likely than not that all deferred tax assets will be realized. Included in other assets in the consolidated balance sheets as of January 31, 2008 and 2009 were long-term income taxes receivable of approximately $2.5 million and $1.5 million, respectively.

As of January 31, 2009 the Company had federal income tax credit carryforwards of approximately $2.3 million, which primarily consisted of the alternative minimum income tax (“AMT”) credit and the foreign tax credit, and state net operating loss carryforwards of approximately $6.5 million. The federal AMT credit carryforward has no expiration date, the foreign tax credit carryforward begins to expire in 2019, and the state net operating loss carryforwards begin to expire in 2014. Income tax expense has not been provided on undistributed earnings of the Company’s foreign subsidiaries as it is the intention of the Company to permanently reinvest such earnings in its foreign operations. As of January 31, 2006, 2007, 2008 and 2009, the Company had undistributed earnings of approximately $2.1 million, $4.1 million, $5.3 million and $4.6 million, respectively. Determination of any deferred income tax liability associated with the Company’s undistributed earnings is not practicable. Included in other assets in the consolidated balance sheets as of January 31, 2008 and 2009 are anticipated refunds of income taxes previously paid to foreign taxing jurisdictions.

The Company’s long-term liabilities as of January 31, 2008 included the total amount of unrecognized income tax benefits of approximately $3.3 million, of which approximately $0.4 million represented accrued interest and penalties related to unrecognized tax benefits. Included in the Company’s current and long-term liabilities as of January 31, 2009 were total amounts of unrecognized income tax benefits of approximately $1.0 million and $2.3 million, respectively. Accrued interest and penalties related to the unrecognized income tax benefits as of January 31, 2009 totaled approximately $0.5 million. For the fiscal years ended January 31, 2008 and 2009, the total amount of interest and penalties recognized in the consolidated statements of operations was less than $0.1 million. The following is a summary of the changes in unrecognized income tax benefits for the years ended January 31, 2008 and 2009, excluding accrued interest and penalties:

	Years Ended January 31,
	2008	2009
	(In thousands)

Unrecognized income tax benefits, beginning of year	$ 3,038	$ 2,916
Gross increase resulting from tax positions taken in the current fiscal year	446	337
Reduction resulting from lapses of statute of limitations	(568)	(456)
Unrecognized income tax benefits, end of year	$ 2,916	$ 2,797

As of January 31, 2009, tax years beginning with the year ended January 31, 2005 remained open and subject to examination by the Internal Revenue Service. Tax years beginning with the year ended January 31, 2004 remained open and subject to examination by state taxing jurisdictions. Subsequent to January 31, 2009, the Company reached a settlement with the Internal Revenue Service regarding federal income tax audits for the years ended January 31, 2005 and 2006. Accordingly, the Company anticipates a decrease in the amount of unrecognized tax benefits of approximately $0.7 million within the next twelve months. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was approximately $1.0 million as of January 31, 2009.

12.	SEGMENT INFORMATION

The Company is engaged in one operating segment: the design, development, manufacture, marketing, and support of software and hardware for use in the communications industry.

Based on the geographic location of the Company’s customers, the following table presents revenues by country, as a percentage of total revenues:

	Years Ended January 31,
	2006	2007	2008	2009

United States	29%	25%	28%	24%
Germany	32	37	33	32
Israel	10	10	10	7
Other	29	28	29	37
Total	100%	100%	100%	100%

For the year ended January 31, 2006, three customers accounted for approximately 32%, 17%, and 15% of the Company’s total revenues. For the year ended January 31, 2007, three customers accounted for approximately 36%, 15% and 10% of the Company’s total revenues. For the year ended January 31, 2008, three customers accounted for approximately 35%, 16%, and 11% of the Company’s total revenues. For the year ended January 31, 2009, three customers accounted for approximately 33%, 14%, and 13% of the Company’s total revenues.

The Company had long-lived assets of approximately $2.2 million in the United States, $0.8 million in France and $0.3 million in Singapore at January 31, 2006. The Company had long-lived assets of approximately $2.4 million in the United States, $0.9 million in France and $0.3 million in Singapore at January 31, 2007. The Company had long-lived assets of approximately $2.2 million in the United States, $1.5 million in France and $0.2 million in Singapore at January 31, 2008. The Company had long-lived assets of approximately $1.6 million in the United States, $1.1 million in France and $0.1 million in Singapore at January 31, 2009.

13.	COMMITMENTS AND CONTINGENCIES

Leases - The Company leases office space and certain other equipment under non-cancelable operating leases. Rent expense approximated $1.1 million, $1.3 million, $1.4 million and $1.5 million for the years ended January 31, 2006, 2007, 2008 and 2009, respectively.

Purchase Obligations – As of January 31, 2009, the Company’s commitments under purchase agreements with suppliers totaled approximately $1.6 million.

As of January 31, 2009, the minimum annual commitments under operating leases and purchase obligations were approximately as follows:

Years Ending January 31,	Operating Leases	Purchase Obligations
	(In thousands)
2010	$ 1,191	$ 1,177
2011	1,047	183
2012	417	179
2013	-	30
2014 and thereafter	-

Warranty Liability – The following summarizes the activity associated with the Company’s warranty liability included in accrued expenses in the consolidated balance sheets for each of the years ended January 31, 2006, 2007, 2008 and 2009:

	Years ended January 31,
	2006	2007	2008	2009
	(In thousands)
Warranty liability, beginning of year	$ 182	$ 74	$ 320	$ 43
Provision charged/(credited) to expense	(108)	246	(37)	19
Warranty charges	-	-	(240)	-
Warranty liability, end of year	$ 74	$ 320	$ 43	$ 62

Legal Proceedings - The Company does not believe that it is currently party to any pending legal actions that could reasonably be expected to have a material adverse effect on its business, financial condition, results of operations or cash flows.

Subject to certain limitations, the Company has agreed to indemnify its current and former directors, officers and employees in connection with any regulatory or litigation matter relating to the historical stock option granting practices described in Note 2. Such obligations may arise under the terms of the Company’s articles of incorporation, as amended, the Company’s amended and restated bylaws, applicable agreements and New Jersey law. An obligation to indemnify generally means that the Company is required to pay or reimburse the individual’s reasonable legal expenses and possibly damages and other liabilities that may be incurred. The Company’s insurance coverage for periods prior to June 29, 2007 is unlikely to provide coverage for expenses resulting from the historical stock option granting practices and any such coverage may have to be shared with related parties. Factors that may affect such coverage are minimum retention requirements and exceptions for certain non-qualifying expenses. Additionally, our current director and officer liability insurance does not provide coverage with respect to our historical stock option granting practices, and we do not expect to be able to obtain coverage under this policy.

14.      QUARTERLY INFORMATION (UNAUDITED)

The following table shows selected results of operations for each of the fiscal quarters during the years ended January 31, 2008 and 2009:

	Fiscal Quarters Ended
	Apr. 30, 2007	July 31, 2007	Oct. 31, 2007	Jan. 31, 2008	Apr. 30, 2008	July 31, 2008	Oct. 31, 2008	Jan. 31, 2009
	(In thousands, except per share data)
Revenues	$11,549	$17,434	$15,158	$14,869	$15,890	$15,759	$10,342	$11,056
Gross profit	7,926	13,239	11,225	10,304	11,980	11,488	7,326	7,753
Net income (loss)	(1,492)	4,634	2,516	(1,771)	(1,258)	520	(820)	(1,578)
Diluted earnings (loss) per share	$ (0.03)	$ 0.10	$ 0.06	$(0.04)	$ (0.03)	$ 0.01	$ (0.02)	$(0.04)

The sum of the quarterly per share amounts may not equal the annual per share amount due to relative changes in the weighted average number of shares used in the per share computation.

15.	SUBSEQUENT EVENTS

Special Dividend and Stock Option Modifications

On April 20, 2009, the Company paid a special cash dividend of $4.58 per share to its shareholders of record as of the close of business on April 13, 2009. The total amount of the dividend was approximately $200 million. Currently, the Company has no plans to pay any additional dividends on its equity securities. Any future determination as to the declaration and payment of dividends will be made by the Board of Directors in its discretion and will depend upon the Company’s earnings, financial condition, capital requirements, and other relevant factors.

Effective as of April 21, 2009, the exercise prices of outstanding options to purchase 2,982,104 shares of the Company’s common stock were reduced in connection with the payment of the special cash dividend of $4.58 per share. These reductions in the option exercise prices result in no change in the Company’s share-based payment expense in future fiscal periods.

The table below summarizes the reductions in the exercise prices of the unexercised stock options:

	Weighted Average Exercise Prices
Options to Purchase:	Original Price	Modified Price	Reduction
2,921,145 shares	$ 11.49	$ 6.91	$ 4.58
60,959 shares	3.97	0.50	3.47

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ULTICOM INC.

September 30, 2009	/s/ Shawn K. Osborne
Shawn K. Osborne President and Chief Executive Officer

September 30, 2009	/s/ Mark A. Kissman
Mark A. Kissman Senior Vice President and Chief Financial Officer [Principal Financial Officer and Accounting Officer]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Andre Dahan	Chairman of the Board and Director of Ulticom, Inc.	September 30, 2009
Andre Dahan

/s/ Shawn K. Osborne	President, Chief Executive Officer and Director of Ulticom, Inc. [Principal Executive Officer]	September 30, 2009
Shawn K. Osborne

/s/ Paul D. Baker	Director of Ulticom, Inc.	September 30, 2009
Paul D. Baker

/s/ John A. Bunyan	Director of Ulticom, Inc.	September 30, 2009
John A. Bunyan

/s/ Michael J. Chill	Director of Ulticom, Inc.	September 30, 2009
Michael J. Chill

/s/ Ron Hiram	Director of Ulticom, Inc.	September 30, 2009
Ron Hiram

/s/ Joel E. Legon	Director of Ulticom, Inc.	September 30, 2009
Joel E. Legon

/s/ Shefali A. Shah	Director of Ulticom, Inc.	September 30, 2009
Shefali A. Shah

/s/ Rex A. McWilliams	Director of Ulticom, Inc.	September 30, 2009
Rex A. McWilliams

/s/ Mark A. Kissman	Senior Vice President and Chief Financial Officer [Principal Accounting Officer]	September 30, 2009
Mark A. Kissman