Form 10-Q
period 2009-04-30
ULTICOM INC
filed 2009-10-30
CIK 1103184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares of Common Stock, no par value, outstanding as of October 15, 2009 was 43,926,643.

TABLE OF CONTENTS
Page

Forward Looking Statements
Explanatory Note

PART I - Financial Information

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited).
Condensed Consolidated Balance Sheets as of January 31, 2009 and April 30, 2009
Condensed Consolidated Statements of Operations for the Three Months ended April 30, 2008 and 2009
Condensed Consolidated Statements of Cash Flows for the Three Months ended April 30, 2008 and 2009
Notes to Condensed Consolidated Financial Statements

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.

ITEM 4.	Controls and Procedures.

PART II - Other Information

ITEM 1.	Legal Proceedings.

ITEM 1A.	Risk Factors.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 3.	Defaults Upon Senior Securities.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

ITEM 5.	Other Information.

ITEM 6.	Exhibits.

SIGNATURES

EX-31.1	(CERTIFICATION OF CHIEF EXECUTIVE OFFICER)
EX-31.2	(CERTIFICATION OF CHIEF FINANCIAL OFFICER)
EX-32.1	(CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER)

i

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

The Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (“Fiscal Year 2008 Form 10-K”), which was filed with the Securities and Exchange Commission (“SEC”) on September 30, 2009, included the Company’s consolidated financial statements as of and for the fiscal years ended January 31, 2006, 2007, 2008 and 2009.

As described in the Fiscal Year 2008 Form 10-K, there are numerous risks and uncertainties that could cause actual results and the timing of events to differ materially from those anticipated by the forward-looking statements made therein and in this Quarterly Report on Form 10-Q and that may give rise to future claims and increase our exposure to contingent liabilities. These risks and uncertainties arise from (among other factors):

•

our improper accounting practices identified by the Audit Committee of the Board of Directors (the “Audit Committee”) in the course of its investigations described in this Form 10-Q (the “Audit Committee Investigations”), that necessitated our making restatement adjustments in our consolidated financial statements, resulted in our inability to file required periodic reports with the Securities and Exchange Commission (“SEC”) from the quarter ended October 31, 2005 until the filing of the Fiscal Year 2008 Form 10-K on September 30, 2009 caused us to incur substantial accounting, legal and other expenses, and resulted in litigation and governmental enforcement action;

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

•

our disclosure controls and procedures were ineffective as of January 31, 2009 and April 30, 2009, due to our inability to timely file our financial reports and because of the material weaknesses in our internal control over financial reporting described in the Fiscal Year 2008 Form 10-K;

•

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

•	our common stock is currently listed in the “Pink Sheets” and the over-the-counter market and stockholders may experience limited liquidity due to, among other things, the absence of market makers;
•	our inability to list our common stock on The NASDAQ Capital Market or on any other established national securities exchange;
•	changes in our capital structure, including, but not limited to changes relating to our payment of a special dividend in April 2009;
•

inaccuracies in our historical periodic reports filed with the SEC prior to September 30, 2009, the filing date of the Fiscal Year 2008 Form 10-K and Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2008, and, as indicated in our Current Report on Form 8-K dated April 16, 2006, such reports cannot be relied upon;

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

•	aggressive competition which may force us to reduce prices;
•	our holding a large proportion of our assets in cash equivalents and short-term investments in marketable debt securities;
•

our products being dependent upon their ability to operate on and support new hardware and operating systems, signaling systems and protocols of other companies and we are subject to risks associated with the integration of our products with those of equipment manufacturers and application developers and our ability to establish and maintain channel and marketing relationships with leading equipment manufacturers and application developers;

•	our products having long sales cycles and our ability to forecast the timing and amount of product sales is limited;
•	our reliance on a limited number of independent manufacturers to manufacture boards for our products and on a limited number of suppliers for board components;
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

•	our ability to recruit and retain qualified personnel; and

•	our inability to use equity incentive programs to attract and retain talented employees and any associated increase in employment costs.

These risks and uncertainties, as well as other factors, are discussed in greater detail in Item 1A (Risk Factors) in the Fiscal Year 2008 Form 10-K. The Company makes no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made, except where otherwise required by law.

EXPLANATORY NOTE

The improper accounting practices identified by the Audit Committee in the course of the Audit Committee Investigations (as defined below) necessitated certain restatement adjustments in our consolidated financial statements. In addition, the Company’s incorrect application of the accounting guidance in AICPA Statement of Position No. 97-2, “Software Revenue Recognition” (“SOP No. 97-2”), for a portion of its revenues in each of the fiscal years from fiscal year 1998 through fiscal year 2004 and its incorrect application of accounting principles with respect to the recognition of depreciation expense required the Company to make additional restatement adjustments in its consolidated financial statements as of February 1, 2005. As a result, the Company was unable to file periodic reports with the Securities and Exchange Commission (“SEC”) during the period from December 2005 to September 30, 2009, the filing date of the Fiscal Year 2008 Form 10-K.

The Company’s fiscal year begins on February 1 and ends on January 31. The Company’s fiscal year end has been January 31 since the fiscal year ended January 31,1999 (i.e., fiscal year 1998).Prior to fiscal year 1998, the Company’s annual reporting period was on a calendar year basis (i.e., December 31 year end).

The Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (“Fiscal Year 2008 Form 10-K”), which was filed with the SEC on September 30, 2009, contained, among other things:

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

3) disclosures of the results of the Company’s Audit Committee Investigations regarding certain improper option grant-related accounting practices, excess expense accruals and improper deferral of revenues (collectively, the “Audit Committee Investigations”), each of which impacted certain originally reported amounts in the Company’s consolidated financial statements for each of the fiscal years beginning with the fiscal year ended December 31, 1996 and concluding with the fiscal year ended January 31, 2005, and each of which resulted in restatement adjustments; and

4) disclosures of the restatement adjustments to correct material errors resulting from incorrect application of the accounting guidance in SOP No. 97-2, for that portion of the Company’s revenues impacted by SOP No. 97-2 (i.e., certain software sales contracts with third-party customers), for each of the fiscal years from fiscal year 1998 through fiscal year 2004. Also included were disclosures of restatement adjustments to correct errors in the recognition of depreciation expense for each of the fiscal years from fiscal year 1999 through fiscal year 2004.

With the filing of the Fiscal Year 2008 Form 10-K, the Company has provided its audited annual consolidated financial statements for each of the fiscal years ended January 31, 2006, 2007, 2008 and 2009. In addition the Company, on September 30, 2009, filed its Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 and is filing contemporaneously with this Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2009, its Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2009. The Company does not plan to file Quarterly Reports on Form 10-Q for the fiscal quarters ended April 30, 2006; July 31, 2006; October 31, 2006; April 30, 2007; July 31, 2007; October 31, 2007; April 30, 2008 and July 31, 2008.

The Company has not amended and does not plan to amend its Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q that were filed by the Company since its initial public offering on April 5, 2000 and prior to September 30, 2009, the filing date of the Fiscal Year 2008 Form 10-K and the Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2008. Accordingly, as disclosed in the Company’s Current Report on Form 8-K dated April 16, 2006, the consolidated financial statements and related financial information contained in such previously filed reports should not be relied upon. For the same reason, investors also should not rely on any financial results previously reported in Current Reports on Form 8-K filed prior to September 30, 2009.

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

Concurrent with the commencement of the investigation by the Audit Committee, on March 14, 2006, Comverse Technology, Inc. announced the creation of a Special Committee of its Board of Directors to review matters relating to Comverse Technology, Inc.’s stock option grants, including, but not limited to, the accuracy of the stated dates of option grants and whether all proper corporate procedures were followed. Once informed that Comverse Technology, Inc.’s Special Committee had determined that the stated dates of certain Comverse Technology, Inc.’s stock option grants differed from the measurement dates required to be used for purposes of determining the value of such grants and to recognize the related compensation expense in

v

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

In August 2006, the U. S. Securities and Exchange Commission (“SEC”) filed a civil complaint against Jacob “Kobi” Alexander (“Alexander”), Comverse Technology, Inc.’s former Chairman and Chief Executive Officer who was also the Chairman of the Board of Directors of the Company, David Kreinberg (“Kreinberg”), Comverse Technology, Inc.’s former Executive Vice President and Chief Financial Officer who was also a member of the Company’s Board of Directors and served as the Company’s Chief Financial Officer from December 1999 through early September 2001, and William Sorin (“Sorin”), formerly Comverse Technology, Inc.’s General Counsel and subsequently its Senior Counsel who was also a member of the Company’s Board of Directors and served as the Company's de facto legal counsel and Secretary until June 2004, alleging that they engaged in fraudulent practices with respect to the option grant processes of Comverse Technology, Inc. and the Company. Subsequently, Kreinberg and Sorin have pled guilty to fraud charges and there is a pending indictment against Alexander, who has fled the United States. A warrant has been issued for Mr. Alexander’s arrest and his 690,000 shares of Ulticom common stock (representing 1.57% of our issued and outstanding common stock as of October 15, 2009) are now in the possession of the U.S. Marshals Service Asset Forfeiture Office.

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

	Pre-tax Corrective Adjustments Recorded in Retained Earnings as of February 1, 2005	Income Tax Effects of Adjustments Recorded in Retained Earnings as of February 1, 2005	Net Increase (Decrease) in Retained Earnings as of February 1, 2005
	(In thousands)
Stock-based compensation expense (Phase I)	$(4,220)	$1,606	$(2,614)
Expense accruals and revenue deferrals (Phase II)	31	(12)	19
SOP No. 97-2 revenue arrangements	(7,091)	2,699	(4,392)
Depreciation expense	227	(86)	141
Net reduction in retained earnings	$(11,053)	$4,207	$(6,846)

(In thousands)

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

•

Shortly after Kissman’s arrival at the Company in late 2001, Roberts informed him that there were excess/unsupported accruals reflected in the Company’s books and gave him a folder containing the above-mentioned spreadsheets. The spreadsheets had not been shown to the Company’s independent registered public accounting firm; nor were they shown to that firm subsequent to being provided to Kissman. Kissman implemented

x

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

Simultaneous with the filing of the Complaint, without admitting or denying the allegations therein, the Company consented to the issuance of a Final Judgment (the “Final Judgment”). The Court imposed the Final Judgment on July 22, 2009, ordering that the Company and its agents are permanently restrained and enjoined from violations, directly or indirectly, of Section 17(a) of the Securities Act of 1933, Sections 13(a), 13(b)(2)(A) and (B) and 14(a) of the Securities Exchange Act of 1934 and SEC Rules 13a-1, 13a-11, 13a-13 and 14a-9. The Final Judgment also orders the Company to become current in its reporting obligations under Section 13(a) of the Securities Exchange Act of 1934 on or before November 9, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ULTICOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	January 31,	April 30,
	2009*	2009
ASSETS
Current Assets:
Cash and cash equivalents	$206,771	$39,914
Short-term investments	75,224	41,864
Accounts receivable, net	11,532	12,681
Inventories	1,101	1,411
Prepaid expenses and other current assets	8,059	7,210
Total current assets	302,687	103,080
Property and equipment, net	2,841	2,503
Other assets	9,423	10,083
Total assets	$314,951	$115,666

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$8,570	$9,006
Deferred revenue	2,619	4,164
Total current liabilities	11,189	13,170
Long-term Liabilities:
Deferred revenue	4,654	4,174
Unrecognized income tax benefits	2,273	2,367
Other long-term liabilities	369	84
Total liabilities	18,485	19,795

Commitments and Contingencies

Shareholders’ Equity:
Common stock, no par value, 200,000,000 shares authorized, 43,590,105 shares issued and outstanding as of January 31, 2009 and April 30, 2009	-	-
Additional paid-in capital	230,373	96,628
Retained earnings	66,775	3
Accumulated other comprehensive loss	(682)	(760)
Total shareholders’ equity	296,466	95,871
Total liabilities and shareholders’ equity	$314,951	$115,666

* The Condensed Consolidated Balance Sheet as of January 31, 2009 has been derived from the Company’s audited Consolidated Balance Sheet as of that date.

The accompanying notes are an integral part of these unaudited financial statements.

ULTICOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended
	April 30,	April 30,
	2008	2009
Revenues from:
Products	$13,043	$8,304
Services	2,847	3,252
Total revenues	15,890	11,556

Cost of revenues:
Product costs	2,263	1,807
Service costs	1,647	1,211
Total cost of revenues	3,910	3,018

Gross profit	11,980	8,538

Operating expenses:
Research and development	4,572	3,490
Selling, general and administrative	11,344	7,345

Loss from operations	(3,936)	(2,297)
Interest and other income, net	2,024	853

Loss before income taxes	(1,912)	(1,444)
Income tax benefit	(654)	(533)
Net loss	$(1,258)	$(911)

Loss per share:
Basic	$(0.03)	$(0.02)
Diluted	$(0.03)	$(0.02)

The accompanying notes are an integral part of these unaudited financial statements.

ULTICOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended
	April 30,	April 30,
	2008	2009
Cash flows from operating activities:
Net loss	$(1,258)	$(911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	554	427
Deferred income taxes	(470)	(587)
Share-based payment expense	575	152
Net realized gains on sales of investments	-	(124)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,617)	(1,149)
Inventories	(95)	(310)
Prepaid expenses and other current assets	(482)	951
Accounts payable and accrued expenses	184	377
Deferred revenue	94	1,065
Other, net	520	(386)
Net cash used in operating activities	(2,995)	(495)

Cash flows from investing activities:
Purchases of property and equipment	(361)	-
Purchases of investments	(30,006)	(22,525)
Maturities and sales of investments	-	55,800
Net cash provided by (used in) investing activities	(30,367)	33,275

Cash flows from financing activities:
Payment of special dividend	-	(199,643)
Net cash used in financing activities	-	(199,643)

Effect of exchange rate changes on cash and cash equivalents	83	6
Net decrease in cash and cash equivalents	(33,279)	(166,857)

Cash and cash equivalents, beginning of period	278,963	206,771
Cash and cash equivalents, end of period	$245,684	$39,914

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

Basis of Presentation - The accompanying financial information should be read in conjunction with the consolidated financial statements, including the notes thereto, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009. The condensed consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three months ended April 30, 2008 and 2009 are not necessarily indicative of the results to be expected for the full year.

Adoption of Accounting Pronouncements - Effective February 1, 2009, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) that relate to nonfinancial assets and nonfinancial liabilities. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, defines fair value based upon an exit price model, establishes a framework for measuring fair value and expands the applicable disclosure requirements. SFAS No. 157 establishes a fair value hierarchy disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. Market price observability is impacted by a number of factors, including the type of asset or liability and their characteristics. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1 – Quoted prices in active markets for identical instruments;

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The application of SFAS No. 157 to the Company’s nonfinancial assets and nonfinancial liabilities as of February 1, 2009 did not have a material effect on the Company’s financial position, results of operations or cash flows.

Effective February 1, 2009, the Company adopted SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) replaces SFAS No. 141, "Business Combinations,” but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. As it relates to the Company, SFAS No. 141(R) became effective for any business combination with an acquisition date occurring on or after February 1, 2009. As the Company did not complete an acquisition during the three months ended April 30, 2009, the adoption of SFAS No. 141(R) has had no impact on the Company’s consolidated financial statements.

Effective February 1, 2009, the Company adopted FASB Staff Position (“FSP”) FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in the undistributed earnings with the common shareholders and are therefore participating securities. Companies with participating securities are required to apply the two-class method in calculating basic and diluted earnings per share, the effects of which must be applied retrospectively. The effect of applying the guidance of FSP EITF 03-6-1 did not have a material effect on the Company’s basic and diluted earnings per share for all periods presented in the condensed consolidated statements of operations.

Recent Accounting Pronouncements - In April 2009, the Financial Accounting Standards Board (“FASB”) issued the following three FSPs that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities:

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

FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim periods. All of these FSPs are effective as of the beginning of the Company’s fiscal quarter ended July 31, 2009 and their adoption is not expected to have a material impact on the Company consolidated financial statements and related disclosures.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS No. 165"). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Effective as of the beginning of the Company’s fiscal quarter ended July 31, 2009, the Company’s adoption of SFAS No. 165 is not expected to have a material impact on the Company consolidated financial statements and notes thereto.

In September 2009, the FASB ratified the consensuses reached by the Emerging Issues Task Force (“EITF”) regarding the following issues involving revenue recognition:

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

EITF No. 09-3 applies to multiple-deliverable revenue arrangements that contain both software and hardware elements, focusing on determining which revenue arrangements are within the scope of the software revenue guidance in AICPA Statement of Position No. 97-2, “Software Revenue Recognition.” EITF No. 09-3 removes tangible products from the scope of the software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. The accounting guidance in EITF No. 08-1 and EITF No. 09-3 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, an entity can elect to adopt the provisions of these issues on a retrospective basis. The Company is assessing the potential impact that the application of EITF No. 08-1 and EITF No. 09-3 may have on its consolidated financial statements and disclosures.

2.	SPECIAL DIVIDEND

On April 20, 2009, the Company paid a special cash dividend of $4.58 per share to its shareholders of record as of the close of business on April 13, 2009, totaling approximately $199.6 million. The total amount of the dividend was approximately $199.8 million, which includes approximately $0.2 million of dividends to be paid to holders of deferred stock units awarded under the Company’s equity incentive plan upon each issuance of common stock subject to such awards. The Company’s retained earnings as of the date of the dividend was approximately $66.0 million. As the amount of the dividend exceeded the Company’s retained earnings as of the date of the dividend, the remaining portion of the dividend, approximately $133.8 million, reduced additional paid-in capital. The Company’s retained earnings as of April 30, 2009 represents the net income of the Company since the date of the dividend.

3.	SHORT-TERM INVESTMENTS

As of April 30, 2009, all of the Company’s short-term investments were marketable debt securities that were classified as available-for-sale and summarized in the following table:

(Amounts in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Ranking of Market Price Observability
U.S. governmental agency obligations	$41,609	$260	$(5)	$41,864	Level 2

The Company’s measurements of the fair values of these financial instruments are performed on a recurring basis and, as of April 30, 2009, were based on non-binding market consensus prices that can be corroborated with observable market data. Accordingly, the fair value measurements of these financial instruments were classified as Level 2 in accordance with SFAS No. 157.

4.	INTEREST AND OTHER INCOME, NET

Interest and other income, net consisted of the following:

(Amounts in thousands)	Three months ended
	April 30,	April 30,
	2008	2009

Interest income	$2,044	$737
Realized gains on sales of investments, net	-	124
Other	(20)	(8)

	$2,024	$853

5.	COMPREHENSIVE INCOME

For the three months ended April 30, 2008 and 2009, comprehensive income (loss) consisted of the following:

(Amounts in thousands)	Three months ended
	April 30,	April 30,
	2008	2009

Net loss	$(1,258)	$(911)
Unrealized gains (losses) on investments, net of reclassification adjustments and income taxes	37	(130)
Foreign currency translation adjustments	145	52

Total comprehensive loss	$(1,076)	$(989)

Upon the sale of an available-for-sale investment security, the cumulative unrealized gain or loss associated with the sold security that was previously recorded in accumulated other comprehensive income (loss) is reclassified into the condensed consolidated statement of operations as a realized gain (loss). For each of the three months ended April 30, 2008 and 2009, realized gains, net of applicable income taxes, reclassified into net income were less than $0.1 million.

6.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is determined by using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential shares outstanding. The share amounts used in the computations of basic and diluted earnings (loss) per share are as follows:

(Amounts in thousands)	Three months ended
	April 30,	April 30,
	2008	2009

Basic share amounts	43,494	43,533
Effect of dilutive potential shares:
Options	-	-
Restricted stock and deferred stock units	-	-

Diluted share amounts	43,494	43,533

For purposes of computing basic earnings (loss) per share, any nonvested shares of restricted stock that have been issued by the Company and which vest solely on the basis of a service condition are excluded from the weighted average number of shares of common stock outstanding. Incremental potential common shares from stock options and nonvested restricted stock and deferred stock units (“DSUs”) are included in the computation of diluted earnings per share, except when the effect would be antidilutive. Accordingly, diluted loss per share for the three months ended April 30, 2008 and 2009 excluded outstanding stock options totaling approximately 3.1 million and 3.0 million, respectively, as these potential common shares would have had an antidilutive effect. Also excluded from the computation of diluted loss per share for each of the three month periods ended April 30, 2008 and 2009 were potential common shares of approximately 0.1 million associated with nonvested restricted stock and DSUs, as these potential common shares would have had an antidilutive effect.

7.	RELATED PARTY TRANSACTIONS

The Company sells products and provides services to other subsidiaries of Comverse Technology, Inc. For the three months ended April 30, 2008 and 2009, included in the Company’s revenues were sales to subsidiaries of Comverse Technology, Inc. of approximately $1.1 million and $0.4 million, respectively.

As of January 31, 2009 and April 30, 2009, the amount due from subsidiaries of Comverse Technology, Inc. was approximately $0.1 million and $0.3 million, respectively.

8.	SHARE-BASED PAYMENT TRANSACTIONS

Stock Option Modifications

Effective as of April 21, 2009, the exercise prices of outstanding options to purchase 2,982,104 shares of the Company’s common stock held by 237 current and former employees were reduced in connection with the payment of the special cash dividend of $4.58 per share. For the purpose of determining the amount of any incremental share-based compensation cost that may have resulted from the modification of the exercise prices, the Company re-measured the fair value of each modified award immediately prior and subsequent to the modification and determined that none of the modifications required the recognition of additional share-based payment expense.

The table below summarizes the reductions in the exercise prices of the unexercised stock options:

	Weighted Average Exercise Prices
Options to Purchase:	Original Price	Modified Price	Reduction

2,921,145 shares	$11.49	$6.91	$4.58
60,959 shares	3.97	0.50	3.47

For the options with an original exercise price of $3.97 per share, a full reduction of $4.58 per share was not possible in order to preserve the option’s characterization under federal income tax law. The exercise price for these options was therefore reduced by $3.47 to $0.50 per share.

Equity Award Grants

In February 2009, each independent director of the Company’s Board of Directors was awarded 5,500 deferred stock units (“DSUs”) for their service during the fiscal year ended January 31, 2010. The DSUs vest 25% on April 30, 2009; 25% on July 31, 2009; 25% on October 31, 2009; and 25% on January 31, 2010. Shares of the Company’s common stock equal to the number of vested DSUs will be issued to these directors on or before January 3, 2011. Based on the fair market value of the Company’s common stock at the date of the grant, share-based payment expense related to the grants of these DSUs totaled approximately $0.1 million and was recognized in the condensed consolidated statement of operations for the three months ended April 30, 2009 on a pro rata basis in proportion to the number of vested DSUs as of April 30, 2009.

9.	INCOME TAXES

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple foreign and state jurisdictions. For all periods presented in the condensed consolidated statements of operations, the Company’s income tax expense (benefit) reflects current and deferred income taxes associated with each of these taxing jurisdictions. In June 2009, the Company reached a settlement with the Internal Revenue Service regarding federal income tax audits for the years ended January 31, 2005 and 2006. Accordingly, the amount of unrecognized income tax benefit obligation that is included in accrued expenses in the condensed consolidated balance sheet as of April 30, 2009 is expected to decrease by approximately $1.0 million in the second fiscal quarter of 2009. Additional changes in the Company’s unrecognized income tax benefit obligation within the next twelve months are not expected to be material.

10.	COMMITMENTS AND CONTINGENCIES

Subject to certain limitations, the Company has agreed to indemnify its current and former directors, officers and employees in connection with any regulatory or litigation matter relating to the improper stock option granting practices described in the Explanatory Note immediately preceding Part I, Item 1 of this Quarterly Report on Form 10-Q. Such obligations may arise under the terms of the Company’s articles of incorporation, as amended, the Company’s amended and restated bylaws, applicable agreements and New Jersey law. An obligation to indemnify generally means that the Company is required to pay or reimburse the individual’s reasonable legal expenses and possibly damages and other liabilities that may be incurred. The Company’s insurance policies for periods prior to June 29, 2007 are unlikely to provide adequate coverage for expenses resulting from the historical stock option granting practices and any such coverage may have to be shared with related parties. Factors that may affect such coverage are minimum retention requirements and exceptions for certain non-qualifying expenses. Additionally, our current director and officer liability insurance does not provide coverage with respect to our historical stock option granting practices.

11.	SUBSEQUENT EVENTS

SEC Enforcement Settlement and Final Judgment

On June 18, 2009, the SEC announced that it had filed a civil injunctive action against the Company, in the U.S. District Court for the Eastern District of New York (the “Court”), for violations of:

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

Simultaneous with the filing of the Complaint, without admitting or denying the allegations therein, the Company consented to the issuance of a Final Judgment (the “Final Judgment”). The Court imposed the Final Judgment on July 22, 2009, ordering that the Company and its agents are permanently restrained and enjoined from violations, directly or indirectly, of Section 17(a) of the Securities Act of 1933, Sections 13(a), 13(b)(2)(A) and (B) and 14(a) of the Securities Exchange Act of 1934 and SEC Rules 13a-1, 13a-11, 13a-13 and 14a-9. The Final Judgment also orders the Company to become current in its reporting obligations under Section 13(a) of the Securities Exchange Act of 1934 on or before November 9, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in the Fiscal Year 2008 Form 10-K. The discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated in these forward-looking statements as a result of factors including, but not limited to, those described under “Item 1A – Risk Factors” of the Fiscal Year 2008 Form 10-K.

OVERVIEW OF COMPANY’S OPERATIONS

The Company designs, develops, markets, licenses and supports network signaling solutions. Its products are sold primarily through direct sales to network equipment manufacturers, application developers, and service providers who include the Company’s products within their systems or services. Product revenues consist primarily of sales of software licenses and interface boards. Service revenues consist primarily of software maintenance fees related to previously deployed licenses of the Company’s products and fees for support services. Service revenues are expected to show less volatility than product revenues. The key drivers of the Company’s financial results are:

•	product price and volume;
•	cost to support new and existing customer deployments of its products;
•	investments in product enhancements and expansion into new markets; and
•	interest income earned on its cash and short-term investments.

During the third quarter of fiscal year 2008, the Company’s financial results began to be adversely affected by the ongoing slowdown of infrastructure spending by communication service providers and by declines in technology expenditures. In response to these circumstances, during the fourth fiscal quarter of 2008, the Company took measures to reduce selling, general and administrative expenses, consisting primarily of making reductions in the number of sales and marketing personnel. As a result of implementing these measures, personnel and other labor-related costs charged to selling, general and administrative expenses for fiscal year 2009 is expected to be approximately $1.3 million lower than the comparable amount for fiscal year 2008.

Revenues for the three months ended April 30, 2009 declined 27%, as compared to the same period in fiscal year 2008. While the Company has seen modest improvement in quarterly revenues subsequent to the third quarter of fiscal year 2008, management believes that the timing or extent of any recovery in quarterly revenues is uncertain. In September 2009, the Company took additional actions to lower its costs to operate more effectively at these lower sales levels, principally consisting of reductions in the numbers of personnel in substantially all areas of its operations. On an annualized basis, operating expenses are expected to decrease by approximately $2.2 million as a result of the actions taken in September 2009.

For the three months ended April 30, 2008 and 2009, the Company’s financial results were also negatively impacted by the substantial expenses related to investigation, restatement and corporate development activities, as well as employee retention and workforce reduction payments. These expenses are expected to decrease during the fourth quarter of fiscal year 2009.

On April 20, 2009, the Company paid a special cash dividend of $4.58 per share to its shareholders of record as of the close of business on April 13, 2009. The total amount of the dividend was approximately $200 million. The Company currently has no plans to pay any additional dividends on its equity securities and believes it has sufficient capital for meeting operational needs, paying liabilities and funding strategic initiatives. The payment of the special dividend reduced the Company’s invested cash by approximately $200 million, and, as a result, interest income will be significantly lower in fiscal quarters subsequent to the first fiscal quarter of 2009.

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

RESULTS OF OPERATIONS

Three Months Ended April 30, 2009 Compared to Three Months Ended April 30, 2008

Revenues.

	Three Months Ended
(in thousands)	April 30,	April 30,
	2008	2009	Change

Product revenues	$13,043	$8,304	$(4,739)
Service revenues	2,847	3,252	405
Total revenues	$15,890	$11,556	$(4,334)

The decrease in the Company’s product revenues was due primarily to decreases in the sales of boards and licenses totaling approximately $4.1 million, most of which was attributable to one of the Company’s largest customers. Additionally, product revenues declined as a result of lower sales to affiliates of Comverse Technology, Inc. of approximately $0.7 million. The Company believes that the demand for its products has been negatively impacted by declines in capital spending by companies operating in the communications industry in recent years. The decline in industry-wide capital spending began to make its most significant adverse impact on the Company’s revenues beginning in the third quarter of fiscal year 2008. Service revenues increased as the installed base of software licenses continued to grow, consequently generating higher levels of fees for software maintenance and support.

Cost of Revenues.

	Three Months Ended
(dollar amounts in thousands)	April 30,	April 30,
	2008	2009	Change

Product costs	$2,263	$1,807	$(456)
Service costs	1,647	1,211	(436)
Total cost of revenues	$3,910	$3,018	$(892)

Gross margin (as a percentage of revenues)	75%	74%

Lower materials and production costs from the lower volume of sales orders resulted in an approximate $0.4 million decrease in cost of product revenues. Excluding payments to compensate holders of certain expired options of approximately $0.2 million charged to cost of revenues in the first fiscal quarter of 2008, personnel and other labor-related expenses included in total cost of revenues were lower by approximately $0.4 million, primarily as a result of the Company employing fewer production personnel during the three months ended April 30, 2009, as compared to the same period in fiscal year 2008.

Research and Development Expenses.

	Three Months Ended
(dollar amounts in thousands)	April 30,	April 30,
	2008	2009	Change

Research and development expenses	$4,572	$3,490	$(1,082)
As a percentage of revenues	29%	30%

Personnel and other labor-related costs charged to research and development expenses were lower by approximately $0.7 million, primarily as a result of the Company employing fewer research and development personnel during the three months ended April 30, 2009, as compared to the same period in fiscal year 2008. Additionally, research and development expenses for the three months ended April 30, 2008 included cash payments to compensate holders of expired options in February 2008 of approximately $0.3 million.

Selling, General and Administrative Expenses.

	Three Months Ended
(dollar amounts in thousands)	April 30,	April 30,
	2008	2009	Change

Selling, general and administrative expenses	$11,344	$7,345	$(3,999)
As a percentage of revenues	71%	64%

Included in selling, general and administrative expenses were various costs associated with investigation and restatement activities, corporate development, payments made in February 2008 to compensate holders of expired stock options, workforce reductions and employee retention, as summarized in the following table:

	Three Months Ended
(dollar amounts in thousands)	April 30,	April 30,
	2008	2009	Change

Investigation and restatement related expenses	$1,808	$1,169	$(639)
Corporate development related expenses	462	285	(177)
Payments for expired options	1,860	-	(1,860)
Retention and reduction in force expenses	198	273	75
Total	$4,328	$1,727	$(2,601)

The investigative activities were completed in early 2008, while restatement related activities have continued into fiscal year 2009 as the Company completes its financial statements and related SEC filings. The Company’s corporate development related activities consisted primarily of exploring various strategic options during the first three months of fiscal 2008 and, for the three months ended April 30, 2009, the evaluation of the special dividend that was paid in April 2009. During each of the fourth fiscal quarters of 2007 and 2008, the Company made reductions in sales, marketing and administrative staff. As a result, workforce reduction costs were incurred during fiscal years 2008 and 2009.

Excluding the expenses summarized in the paragraph and table above, selling, general and administrative expenses decreased by approximately $1.4 million during the three months ended April 30, 2009, as compared to the same fiscal period in 2008. Personnel and other labor-related expenses were lower by approximately $0.9 million, primarily as a result of reductions in the Company’s sales, marketing and administrative staff and related travel expenses.

Interest and Other Income, net. Interest and other income, net decreased $1.2 million to approximately $0.9 million for the three months ended April 30, 2009, as compared to the same period in fiscal year 2008, primarily due to lower interest income of approximately $1.3 million. The decrease in interest income was primarily due to the significant declines in interest rates on the Company’s cash equivalents and short-term investments occurring throughout fiscal year 2008 and the first quarter of fiscal year 2009. The payment of the special dividend on April 20, 2009 lowered the Company’s total cash equivalents and short-term investments by approximately $200 million and will result in lower interest income in future fiscal quarters.

Income Tax Expense (Benefit). For the three months ended April 30, 2008 and 2009, the Company recorded income tax benefits of approximately $0.7 million and $0.5 million, respectively. The Company’s overall effective tax rate was 34% and 37% for the three months ended April 30, 2008 and 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2009 and April 30, 2009, the Company’s cash and cash equivalents and short-term investments totaled approximately $282.0 million and $81.8 million, respectively. On April 20, 2009, the Company paid a special cash dividend of $4.58 per share to its shareholders of record as of the close of business on April 13, 2009. The total amount of the dividend payment was approximately $200 million. The Company has no current plans to pay additional cash dividends on its equity securities. Any future determination as to the declaration and payment of dividends will be made by the Board of Directors in its discretion and will depend upon the Company’s earnings, financial condition, capital requirements, and other relevant factors.

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

Although there are no present understandings, commitments, or agreements with respect to acquisitions of other businesses, products, or technologies, the Company may, in the future, consider such transactions, which may require debt or additional equity financing. The issuance of debt or equity securities may have a dilutive impact on the Company’s shareholders, and any acquired business may not contribute positive operating results commensurate with the associated investment.

Analysis of Cash Flows

Operations for the three months ended April 30, 2008 and 2009 used cash of approximately $3.0 million, and $0.5 million, respectively. The reduction in the amount of cash used in operating activities was primarily attributable to decreases in the use of cash for expenses associated with investigation and restatement activities, corporate development, and payments to compensate employees for certain expired options.

The Company’s cash provided by or used in investing activities generally reflected the Company’s shifts between cash equivalents and short-term investments. For fiscal year 2009, the Company has committed to spending less for capital expenditures than it had in fiscal year 2008.

For the three months ended April 30, 2009, the Company’s financing activities consisted solely of the payment of the special dividend in April 2009. For the three months ended April 30, 2008, there were no cash flows from financing activities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Critical accounting policies are those that are both most important to the portrayal of a company’s financial position and results of operations and require management to make difficult, subjective, or complex judgments.

The Company’s accounting policies that require a significant amount of estimation or judgment in their application include:

•	revenue recognition;
•	allowance for doubtful accounts receivable;
•	reserve for obsolete or excess inventory;

•	accounting for share-based payment transactions; and
•	accounting for income taxes.

Revenue Recognition

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

Accounting for Share-based Payment Transactions

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

ADOPTION OF ACCOUNTING PRONOUNCEMENTS

Effective February 1, 2009, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) that relate to nonfinancial assets and nonfinancial liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. While SFAS No. 157 does not require any new fair value measurements, it applies under other accounting pronouncements that require fair value measurements. SFAS No. 157 clarifies the definition of fair value as an exit price and emphasizes that fair value is a market-based measurement. The application of SFAS No. 157 to the Company’s nonfinancial assets and nonfinancial liabilities as of February 1, 2009 did not have a material effect on the Company’s financial position, results of operations or cash flows.

Effective February 1, 2009, the Company adopted SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) replaces SFAS No. 141, "Business Combinations,” but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. As it relates to the Company, SFAS No. 141(R) became effective for any business combination with an acquisition date occurring on or after February 1, 2009. As the Company did not complete an acquisition during the three months ended April 30, 2009, the adoption of SFAS No. 141(R) has had no impact on the Company’s consolidated financial statements.

Effective February 1, 2009, the Company adopted FASB Staff Position (“FSP”) FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in the undistributed earnings with the common shareholders and are therefore participating securities. Companies with participating securities are required to apply the two-class method in calculating basic and diluted earnings per share, the effects of which must be applied retrospectively. The effect of applying the guidance of FSP EITF 03-6-1 did not have a material effect on the Company’s basic and diluted earnings per share for all periods presented in the condensed consolidated statements of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standards Board (“FASB”) issued the following three FSPs that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities:

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

FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim periods. All of these FSPs are effective as of the beginning of the Company’s fiscal quarter ended July 31, 2009 and their adoption is not expected to have a material impact on the Company consolidated financial statements and related disclosures.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS No. 165"). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Effective as of the beginning of the Company’s fiscal quarter ended July 31, 2009, the Company’s adoption of SFAS No. 165 is not expected to have a material impact on the Company consolidated financial statements and notes thereto.

In September 2009, the FASB ratified the consensuses reached by the Emerging Issues Task Force (“EITF”) regarding the following issues involving revenue recognition:

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

EITF No. 09-3 applies to multiple-deliverable revenue arrangements that contain both software and hardware elements, focusing on determining which revenue arrangements are within the scope of the software revenue guidance in AICPA Statement of Position No. 97-2, “Software Revenue Recognition.” EITF No. 09-3 removes tangible products from the scope of the software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. The accounting guidance in EITF No. 08-1 and EITF No. 09-3 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, an entity can elect to adopt the provisions of these issues on a retrospective basis. The Company is assessing the potential impact that the application of EITF No. 08-1 and EITF No. 09-3 may have on its consolidated financial statements and disclosures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to financial market risks, primarily from changes in interest rates that may impact the fair values of the Company’s short-term investments in marketable debt securities. Derivative financial instruments have not been used to manage these risks.

As discussed in Note 3 to the Condensed Consolidated Financial Statements, short-term investments as of April 30, 2009 consisted of marketable debt securities, principally U.S. government agency obligations, which the Company deems available-for-sale. The Company’s investment policy provides guidelines relative to diversification and maturities designed to maintain safety and liquidity. Historically, the Company’s investment purchases consisted primarily of corporate and municipal short and medium-term notes, U. S. government obligations, U. S. government agency obligations and/or mutual funds investing in the like. At any given time, the Company’s mix of investments held as cash and cash equivalents versus short-term investments is dependent upon the Company’s view of each prospective investment’s price risk relative to the attainment of potentially higher yields or returns on its invested cash. A 10% increase or decrease in the fair values of the Company’s short-term investments held at April 30, 2009 would have a material effect on the Company's consolidated financial position.

As of the end of each reporting period, the Company adjusts the carrying amount of each short-term investment to its fair value. For each of the Company’s marketable debt securities held as of April 30, 2009, the Company’s measurements of fair value were based on non-binding market consensus prices that can be corroborated with observable market data.

As of April 30, 2009, cash and cash equivalents and short-term investments totaled approximately $81.8 million. If, during the fiscal year ending January 31, 2010, average short-term interest rates increase or decrease by 50 basis points relative to average rates realized during the year ended January 31, 2009, the Company’s projected interest income from cash and cash equivalents and short-term investments would increase or decrease by approximately $0.4 million, assuming a similar level of investments as held at April 30, 2009.

The Company’s cash equivalents primarily consist of investments in institutional money market funds placed with high credit-quality financial institutions. Due to the short-term nature of the Company’s cash and cash equivalents, the carrying amounts are not generally subject to price risk due to fluctuations in interest rates.

ITEM 4.	CONTROLS AND PROCEDURES.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company completed an evaluation, as of April 30, 2009, under the supervision of and with participation from the Company’s management, including the Chief Executive and Chief Financial Officers, as to the effectiveness of the Company’s disclosure controls and procedures. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weaknesses in its internal control over financial reporting described in its Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (the “Fiscal Year 2008 Form 10-K”), and its inability to file this report within the required time period, the Company’s disclosure controls and procedures were not effective as of April 30, 2009.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Under applicable SEC rules (Exchange Act Rules 13a-15(c) and 15d-15(c)), management (with the participation of the Chief Executive Officer and the Chief Financial Officer) is only required to evaluate the effectiveness of the Company’s internal control over financial reporting as of the end of each fiscal year. However, Exchange Act Rules 13a-15(c) and 15d-15(c) require management (with the participation of the Chief Executive Officer and the Chief Financial Officer) to evaluate any change in the Company’s internal control over financial reporting that occurred during each fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. In evaluating whether there were any reportable changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2009, management determined (with the participation of the Chief Executive Officer and the Chief Financial Officer) that there was such a change in the form of additional remedial procedures either commenced or enhanced during this quarter to address the material weaknesses in the Company’s internal control over financial reporting identified in the Fiscal Year 2008 Form 10-K.

As explained in greater detail under Item 9A of the Fiscal Year 2008 Form 10-K, the Company and its management undertook a broad range of remedial procedures prior to September 30, 2009, the filing date of the Fiscal Year 2008 Form 10-K, most of which had been instituted before the interim period ended April 30, 2009, to address the material weaknesses in the Company’s internal control over financial reporting identified by management in its Report on Internal Control Over Financial Reporting in such Form 10-K (under Item 9A). With respect to the material weaknesses that are identified in the Fiscal Year 2008 Form 10-K, during the fiscal quarter ended April 30, 2009, management instituted a procedure for the review of complex software revenue arrangements on a quarterly basis pursuant to which (i) the Chief Financial Officer reviews any new customer contracts or amendments to existing contracts for terms that impose significant obligations on the Company subsequent to shipment of the product to the customer and (ii) management reviews all customer purchase orders to ensure that all revenue arrangements containing multiple elements are detected and communicated to personnel responsible for determining the proper revenue recognition for these arrangements. The Company believes this action constitutes a change in internal control over financial reporting during the fiscal quarter ended April 30, 2009 that either has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

While the Company’s management believes that it has addressed the material weaknesses identified in its Fiscal Year 2008 Form 10-K through the implementation of remedial procedures as of the date of the filing of the Fiscal Year 2008 Form 10-K, the material weaknesses cannot be considered remediated until the controls have been operational for a period of time that is adequate to permit testing. Accordingly, the Company has performed additional manual procedures and analysis and other post-closing procedures in order to prepare the consolidated financial statements included in this Quarterly Report on Form 10-Q. As a result of these expanded procedures, the Company believes the consolidated financial statements contained in this report present fairly, in all material respects, the Company’s financial condition, results of operation and cash flows for the fiscal years covered thereby in conformity with GAAP.

For a more comprehensive discussion of the material weaknesses in internal control over financial reporting identified by management as of January 31, 2009, and the remedial measures undertaken to address these material weaknesses, which remedial measures continued during the fiscal period covered by this Quarterly Report on Form 10-Q, investors are encouraged to review Item 9A, Controls and Procedures, of the Fiscal Year 2008 Form 10-K filed on September 30, 2009.

PART II

ITEM 1.	LEGAL PROCEEDINGS.

Settled SEC Civil Injunctive Action

Subsequent to the fiscal quarter ended April 30, 2009, on June 18, 2009 the SEC announced that it had filed a civil injunctive action against the Company, in the U.S. District Court for the Eastern District of New York (the “Court”), for violations of:

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

We have previously disclosed risk factors in Part I, Item 1A of our Annual Report on Form 10-K for the period ended January 31, 2009 (the “Fiscal Year 2008 Form 10-K”), which was filed with the Securities and Exchange Commission on September 30, 2009. There are no additions to or changes in our risk factors for the quarter ended April 30, 2009 from those disclosed in the Part I, Item 1A of our Fiscal Year 2008 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the fiscal quarter ended April 30, 2009, the Company issued unregistered securities to independent directors as more fully described in Part III, Item 11 of the Company’s Fiscal Year 2008 Form 10-K under the heading “Director Compensation.”

Such unregistered securities were issued pursuant to an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended. Each issuance was to a director deemed an “Accredited Investor” that was approved by a Committee of the Board of Directors of the Company solely for compensation purposes and the Company did not receive any cash consideration for such securities. Each certificate issued for such unregistered securities contained a legend stating that such securities have not been registered under the Securities Act of 1933, as amended, and setting forth the restrictions on the transferability and sale of such securities.

The following unregistered securities were issued to the Company’s independent directors during the fiscal quarter ended April 30, 2009:

Number of Securities
Name	Grant Date	Deferred Stock Units
Michael Chill, Director	February 13, 2009	5,500 (1)
Ron Hiram, Director	February 13, 2009	5,500 (1)
Rex McWilliams, Director	February 13, 2009	5,500 (1)

(1)

On February 13, 2009 each independent director was awarded 5,500 deferred stock units (“DSUs”) for service in fiscal 2009. The directors are entitled to receive shares of common stock equal to the number of vested DSUs on the earlier of (a) the date on which a Change in Control occurs (to the extent such Change in Control also constitutes a change in ownership or effective control within the meaning of Treasury Regulations Section 1.409A-3(i)(5)) and (b) January 3, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

(a)	Exhibit Index.

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

ULTICOM, INC.

Dated:	October 30, 2009	/s/ Shawn K. Osborne
Shawn K. Osborne
President and Chief Executive Officer

Dated:	October 30, 2009	/s/ Mark A. Kissman
Mark A. Kissman
Senior Vice President and Chief Financial Officer