Form 10-Q
period 2009-07-31
ULTICOM INC
filed 2009-10-30
CIK 1103184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

or

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
Condensed Consolidated Balance Sheets as of January 31, 2009 and July 31, 2009
Condensed Consolidated Statements of Operations for the Three and Six Months ended July 31, 2008 and 2009
Condensed Consolidated Statements of Cash Flows for the Six Months ended July 31, 2008 and 2009
Notes to Condensed Consolidated Financial Statements

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.

ITEM 4.	Controls and Procedures.

PART II - Other Information

ITEM 1.	Legal Proceedings.

ITEM 1A.	Risk Factors.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ITEM 3.	Defaults Upon Senior Securities.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

ITEM 5.	Other Information.

ITEM 6.	Exhibits.

SIGNATURES

EX-31.1	(CERTIFICATION OF CHIEF EXECUTIVE OFFICER)
EX-31.2	(CERTIFICATION OF CHIEF FINANCIAL OFFICER)
EX-32.1	(CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER)

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

As described in the Fiscal Year 2008 Form 10-K, there are numerous risks and uncertainties that could cause actual results and the timing of events to differ materially from those anticipated by the forward-looking statements made therein and in this Quarterly Report on Form 10-Q and that may give rise to future claims and increase our exposure to contingent liabilities. These risks and uncertainties arise from (among other factors):

•

our improper accounting practices identified by the Audit Committee of the Board of Directors (the “Audit Committee”) in the course of its investigations described in this Form 10-Q (the “Audit Committee Investigations”), that necessitated our making restatement adjustments in our consolidated financial statements, resulted in our inability to file required periodic reports with the Securities and Exchange Commission (“SEC”) from the quarter ended October 31, 2005 until the filing of the Fiscal Year 2008 Form 10-K on September 30, 2009, caused us to incur substantial accounting, legal and other expenses, and resulted in litigation and governmental enforcement action;

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

•

our disclosure controls and procedures were ineffective as of January 31, 2009 and July 31, 2009, due to our inability to timely file our financial reports and because of the material weaknesses in our internal control over financial reporting described in the Fiscal Year 2008 Form 10-K;

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

With the filing of the Fiscal Year 2008 Form 10-K, the Company has provided its audited annual consolidated financial statements for each of the fiscal years ended January 31, 2006, 2007, 2008 and 2009. In addition the Company, on September 30, 2009, filed its Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008 and is filing contemporaneously with this Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2009, its Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2009. The Company does not plan to file Quarterly Reports on Form 10-Q for the fiscal quarters ended April 30, 2006; July 31, 2006; October 31, 2006; April 30, 2007; July 31, 2007; October 31, 2007; April 30, 2008 and July 31, 2008.

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

Concurrent with the commencement of the investigation by the Audit Committee, on March 14, 2006, Comverse Technology, Inc. announced the creation of a Special Committee of its Board of Directors to review matters relating to Comverse Technology, Inc.’s stock option grants, including, but not limited to, the accuracy of the stated dates of option grants and whether all proper corporate procedures were followed. Once informed that Comverse Technology, Inc.’s Special Committee had determined that the stated dates of certain Comverse Technology, Inc.’s stock option grants differed from the measurement dates required to be used for purposes of determining the value of such grants and to recognize the related compensation expense in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Company was also required to record non-cash charges for stock-based compensation expenses with respect to the issuance by Comverse Technology, Inc. of options to purchase Comverse Technology, Inc.’s common stock to Company employees during periods that the Company was a wholly-owned subsidiary of Comverse Technology, Inc. Since the

v

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

ULTICOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	January 31,	July 31,
	2009*	2009
ASSETS
Current Assets:
Cash and cash equivalents	$206,771	$17,917
Short-term investments	75,224	64,979
Accounts receivable, net	11,532	10,659
Inventories	1,101	1,234
Prepaid expenses and other current assets	8,059	5,957
Total current assets	302,687	100,746
Property and equipment, net	2,841	2,317
Other assets	9,423	10,444
Total assets	$314,951	$113,507

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$8,570	$6,707
Deferred revenue	2,619	4,596
Total current liabilities	11,189	11,303
Long-term Liabilities:
Deferred revenue	4,654	4,248
Unrecognized income tax benefits	2,273	2,399
Other long-term liabilities	369	94
Total liabilities	18,485	18,044

Commitments and Contingencies

Shareholders’ Equity:
Common stock, no par value, 200,000,000 shares authorized, 43,590,105 and 43,926,643 shares issued and outstanding as of January 31, 2009 and July 31, 2009, respectively	-	-
Additional paid-in capital	230,373	96,842
Retained earnings (accumulated deficit)	66,775	(512)
Accumulated other comprehensive loss	(682)	(867)
Total shareholders’ equity	296,466	95,463
Total liabilities and shareholders’ equity	$314,951	$113,507

* The Condensed Consolidated Balance Sheet as of January 31, 2009 has been derived from the Company’s audited Consolidated Balance Sheet as of that date.

The accompanying notes are an integral part of these unaudited financial statements.

ULTICOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended		Six months ended
	July 31,	July 31,	July 31,	July 31,
	2008	2009	2008	2009
Revenues from:
Products	$13,021	$8,527	$26,064	$16,831
Services	2,738	3,337	5,585	6,589
Total revenues	15,759	11,864	31,649	23,420

Cost of revenues:
Product costs	2,696	1,628	4,959	3,435
Service costs	1,575	1,262	3,222	2,473
Total cost of revenues	4,271	2,890	8,181	5,908

Gross profit	11,488	8,974	23,468	17,512

Operating expenses:
Research and development	4,318	3,367	8,890	6,857
Selling, general and administrative	8,477	6,732	19,821	14,077

Loss from operations	(1,307)	(1,125)	(5,243)	(3,422)
Interest and other income, net	2,097	373	4,121	1,226

Income (loss) before income taxes	790	(752)	(1,122)	(2,196)
Income tax expense (benefit)	270	(237)	(384)	(770)
Net income (loss)	$520	$(515)	$(738)	$(1,426)

Earnings (loss) per share:
Basic	$0.01	$(0.01)	$(0.02)	$(0.03)
Diluted	$0.01	$(0.01)	$(0.02)	$(0.03)

The accompanying notes are an integral part of these unaudited financial statements.

ULTICOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended
	July 31,	July 31,
	2008	2009
Cash flows from operating activities:
Net loss	$(738)	$(1,426)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,095	808
Deferred income taxes	(280)	(852)
Share-based payment expense	830	356
Net realized gains on sales of investments	(475)	(128)
Changes in operating assets and liabilities:
Accounts receivable, net	1,115	874
Inventories	902	(133)
Prepaid expenses and other current assets	(3,422)	2,386
Accounts payable and accrued expenses	(1,707)	(2,004)
Deferred revenue	719	1,571
Other, net	569	(628)
Net cash provided by (used in) operating activities	(1,392)	824

Cash flows from investing activities:
Purchases of property and equipment	(694)	(163)
Purchases of investments	(40,005)	(67,468)
Maturities and sales of investments	5,475	77,330
Net cash provided by (used in) investing activities	(35,224)	9,699

Cash flows from financing activities:
Payment of special dividend	-	(199,643)
Net cash used in financing activities	-	(199,643)

Effect of exchange rate changes on cash and cash equivalents	5	266
Net decrease in cash and cash equivalents	(36,611)	(188,854)

Cash and cash equivalents, beginning of period	278,963	206,771
Cash and cash equivalents, end of period	$242,352	$17,917

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

Basis of Presentation - The accompanying financial information should be read in conjunction with the consolidated financial statements, including the notes thereto, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009. The condensed consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three and six months ended July 31, 2008 and 2009 are not necessarily indicative of the results to be expected for the full year. In preparing the accompanying financial information, the Company has evaluated all subsequent events through October 30, 2009, the date of filing of this Quarterly Report on Form 10-Q.

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

In April 2009, the Financial Accounting Standards Board (“FASB”) issued the following three FASB Staff Positions (“FSP”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities:

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

FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim periods. All of these FSPs were effective as of the beginning of the Company’s fiscal quarter ended July 31, 2009 and their adoption did not have a material impact on the Company consolidated financial statements and related disclosures.

Effective February 1, 2009, the Company adopted SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) replaces SFAS No. 141, "Business Combinations,” but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. As it relates to the Company, SFAS No. 141(R) became effective for any business combination with an acquisition date occurring on or after February 1, 2009. As the Company did not complete an acquisition during the six months ended July 31, 2009, the adoption of SFAS No. 141(R) has had no impact on the Company’s consolidated financial statements.

Effective February 1, 2009, the Company adopted FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in the undistributed earnings with the common shareholders and are therefore participating securities. Companies with participating securities are required to apply the two-class method in calculating basic and diluted earnings per share, the effects of which must be applied retrospectively. The effect of applying the guidance of FSP EITF 03-6-1 did not have a material effect on the Company’s basic and diluted earnings per share for all periods presented in the condensed consolidated statements of operations.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS No. 165"). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Effective as of the beginning of the Company’s fiscal quarter ended July 31, 2009, the Company’s adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements and notes thereto.

Recent Accounting Pronouncements - In September 2009, the FASB ratified the consensuses reached by the Emerging Issues Task Force (“EITF”) regarding the following issues involving revenue recognition:

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

On April 20, 2009, the Company paid a special cash dividend of $4.58 per share to its shareholders of record as of the close of business on April 13, 2009, totaling approximately $199.6 million. The total amount of the dividend was approximately $199.8 million, which includes approximately $0.2 million of dividends to be paid to holders of deferred stock units awarded under the Company’s equity incentive plan upon each issuance of common stock subject to such awards. The Company’s retained earnings as of the date of the dividend was approximately $66.0 million. As the amount of the dividend exceeded the Company’s retained earnings as of the date of the dividend, the remaining portion of the dividend, approximately $133.8 million, reduced additional paid-in capital. The Company’s accumulated deficit as of July 31, 2009 represents the net loss of the Company since the date of the dividend.

3.	SHORT-TERM INVESTMENTS

As of July 31, 2009, all of the Company’s short-term investments were marketable debt securities that were classified as available-for-sale and summarized in the following table:

(Amounts in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Ranking of Market Price Observability
U.S. governmental agency obligations	$65,026	$266	$(313)	$64,979	Level 2

The Company’s measurements of the fair values of these financial instruments are performed on a recurring basis and, as of July 31, 2009, were based on non-binding market consensus prices that can be corroborated with observable market data. Accordingly, the fair value measurements of these financial instruments were classified as Level 2 in accordance with SFAS No. 157.

4.	INTEREST AND OTHER INCOME, NET

Interest and other income, net consisted of the following:

(Amounts in thousands)	Three months ended	Six months ended
	July 31,	July 31,	July 31,	July 31,
	2008	2009	2008	2009

Interest income	$1,606	$422	$3,650	$1,159
Realized gains on sales of investments, net	475	4	475	128
Other	16	(53)	(4)	(61)

	$2,097	$373	$4,121	$1,226

5.	COMPREHENSIVE INCOME

For the three and six months ended July 31, 2008 and 2009, comprehensive income (loss) consisted of the following:

(Amounts in thousands)	Three months ended		Six months ended
	July 31,	July 31,	July 31,	July 31,
	2008	2009	2008	2009

Net income (loss)	$520	$(515)	$(738)	$(1,426)
Unrealized losses on investments, net of reclassification adjustments and income taxes	(233)	(187)	(196)	(317)
Foreign currency translation adjustments	(64)	80	81	132

Total comprehensive income (loss)	$223	$(622)	$(853)	$(1,611)

Upon the sale of an available-for-sale investment security, the cumulative unrealized gain or loss associated with the sold security that was previously recorded in accumulated other comprehensive income (loss) is reclassified into the condensed consolidated statement of operations as a realized gain (loss). For the three months ended July 31, 2008, realized gains, net of applicable income taxes, reclassified into net income were approximately $0.3 million. For the three months ended July 31, 2009, realized gains, net of applicable income taxes, reclassified into net income were less than $0.1 million. For the six months ended July 31, 2008 and 2009, realized gains, net of applicable income taxes, reclassified into net income were approximately $0.3 million and $0.1 million, respectively.

6.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is determined by using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential shares outstanding. The share amounts used in the computations of basic and diluted earnings (loss) per share are as follows:

(Amounts in thousands)	Three months ended		Six months ended
	July 31,	July 31,	July 31,	July 31,
	2008	2009	2008	2009

Basic share amounts	43,498	43,607	43,496	43,552
Effect of dilutive potential shares:
Options	290	-	-	-
Restricted stock and deferred stock units	170	-	-	-
Diluted share amounts	43,958	43,607	43,496	43,552

For purposes of computing basic earnings (loss) per share, any nonvested shares of restricted stock that have been issued by the Company and which vest solely on the basis of a service condition are excluded from the weighted average number of shares of common stock outstanding. Incremental potential common shares from stock options and nonvested restricted stock and deferred stock units (“DSUs”) are included in the computation of diluted earnings per share, except when the effect would be antidilutive. Accordingly, diluted earnings (loss) per share for the three and six months ended July 31, 2008 excluded outstanding stock options totaling approximately 2.2 million and 3.1 million, respectively, and diluted loss per share for each of the three and six month periods ended July 31, 2009 excluded outstanding stock options totaling approximately 3.0 million, as these potential common shares would have had an antidilutive effect. Also excluded from the computation of diluted loss per share for each of the three and six month periods ended July 31, 2009 and for the six months ended July 31, 2008 were potential common shares of approximately 0.4 million and 0.3 million, respectively, associated with nonvested restricted stock and DSUs, as these potential common shares would have had an antidilutive effect.

7.	RELATED PARTY TRANSACTIONS

The Company sells products and provides services to other subsidiaries of Comverse Technology, Inc. For the three months ended July 31, 2008 and 2009, included in the Company’s revenues were sales to subsidiaries of Comverse Technology, Inc. of approximately $1.4 million and $0.3 million, respectively. For the six months ended July 31, 2008 and 2009, included in the Company’s revenues were sales to subsidiaries of Comverse Technology, Inc. of approximately $2.6 million and $0.8 million, respectively.

As of January 31, 2009 and July 31, 2009, the amount due from subsidiaries of Comverse Technology, Inc. was approximately $0.1 million and $0.2 million, respectively.

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

Equity Award Grants

In February 2009, each independent director of the Company’s Board of Directors was awarded 5,500 deferred stock units (“DSUs”) for their service during the fiscal year ended January 31, 2010. The DSUs vest 25% on April 30, 2009; 25% on July 31, 2009; 25% on October 31, 2009; and 25% on January 31, 2010. Shares of the Company’s common stock equal to the number of vested DSUs will be issued to these directors on or before January 3, 2011. Based on the fair market value of the Company’s common stock at the date of the grant, share-based payment expense related to the grants of these DSUs totaled approximately $0.1 million and was recognized in the condensed consolidated statement of operations for the six months ended July 31, 2009 on a pro rata basis in proportion to the number of vested DSUs as of July 31, 2009.

In May 2009, executive officers of the Company were granted equity incentive awards of 336,538 shares of restricted common stock. Restricted stock awards have all the rights and privileges of the Company’s common stock, subject to certain restrictions and forfeiture provisions. One-half of each executive officer’s restricted stock award vests over time, while vesting of the remaining half is based on the achievement of defined performance targets during fiscal year 2009. The time-based portion of the restricted stock awards vests in three equal annual installments beginning on May 5, 2010, subject to each executive’s continued employment on such vesting dates. Based on the fair market value of the Company’s common stock at the date of the grant, share-based payment expense related to the time-based portion of these awards totaled approximately $0.4 million, which is recognized in the consolidated statement of operations pro-rata over the vesting period of the grant.

Based on the fair market value of the Company’s common stock at the date of the grant, share-based payment expense related to the performance-based portion of these awards totaled approximately $0.4 million. As of the end of the Company’s fiscal quarter ended July 31, 2009, the Company determined that satisfaction of the award’s performance conditions, and therefore vesting of one-half of each award, was not a probable outcome. Accordingly, no share-based payment expense was recognized for the portion of these awards containing performance conditions during the three and six months ended July 31, 2009. If the performance targets are met, the performance-based portion of the awards vests in three equal annual installments beginning on May 5, 2010, subject to each executive’s continued employment on such vesting dates.

9.	INCOME TAXES

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple foreign and state jurisdictions. For all periods presented in the condensed consolidated statements of operations, the Company’s income tax expense (benefit) reflects current and deferred income taxes associated with each of these taxing jurisdictions. During the three months ended July 31, 2009, the Company reached a settlement with the Internal Revenue Service regarding federal income tax audits for the years ended January 31, 2005 and 2006, resulting in an approximate $1.0 million decrease in the portion of the unrecognized income tax benefit obligation that was included in accrued expenses in the condensed consolidated balance sheet. Additional changes in the Company’s unrecognized income tax benefit obligation within the next twelve months are not expected to be material.

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

10

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

Revenues for the three and six months ended July 31, 2009 declined 25% and 26%, respectively, as compared to the same periods in fiscal year 2008. While the Company has seen modest improvement in quarterly revenues subsequent to the third quarter of fiscal year 2008, management believes that the timing or extent of any recovery in quarterly revenues is uncertain. As a result, in September 2009, the Company took additional actions to lower its costs to operate more effectively at these lower sales levels, principally consisting of reductions in the numbers of personnel in substantially all areas of its operations. On an annualized basis, operating expenses are expected to decrease by approximately $2.2 million as a result of the actions taken in September 2009.

For the fiscal quarters and six months ended July 31, 2008 and 2009, the Company’s financial results were also negatively impacted by the substantial expenses related to investigation, restatement and corporate development activities, as well as employee retention and workforce reduction payments. These expenses are expected to decrease during the fourth quarter of fiscal year 2009.

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

RESULTS OF OPERATIONS

Three Months Ended July 31, 2009 Compared to Three Months Ended July 31, 2008

Revenues.

	Three Months Ended
(in thousands)	July 31,	July 31,
	2008	2009	Change
Product revenues	$13,021	$8,527	$(4,494)
Service revenues	2,738	3,337	599
Total revenues	$15,759	$11,864	$(3,895)

The decrease in the Company’s product revenues was due primarily to decreases in the sales of boards and licenses totaling approximately $3.4 million, most of which was attributable to one of the Company’s largest customers. Additionally, product revenues declined as a result of lower sales to affiliates of Comverse Technology, Inc. of approximately $1.1 million. The Company believes that the demand for its products has been negatively impacted by declines in capital spending by companies operating in the communications industry in recent years. The decline in industry-wide capital spending began to make its most significant adverse impact on the Company’s revenues beginning in the third quarter of fiscal year 2008. Service revenues increased as the installed base of software licenses continued to grow, consequently generating higher levels of fees for software maintenance and support.

Cost of Revenues.

	Three Months Ended
(dollar amounts in thousands)	July 31,	July 31,
	2008	2009	Change

Product costs	$2,696	$1,628	$(1,068)
Service costs	1,575	1,262	(313)
Total cost of revenues	$4,271	$2,890	$(1,381)

Gross margin (as a percentage of revenues)	73%	76%

Lower materials and production costs from the lower volume of sales orders resulted in an approximate $0.7 million decrease in cost of product revenues. Personnel and other labor-related expenses included in total cost of revenues were lower by approximately $0.5 million, primarily as a result of the Company employing fewer production personnel during the three months ended July 31, 2009, as compared to the same period in fiscal year 2008.

Research and Development Expenses.

	Three Months Ended
(dollar amounts in thousands)	July 31,	July 31,
	2008	2009	Change

Research and development expenses	$4,318	$3,367	$(951)
As a percentage of revenues	27%	28%

Personnel and other labor-related costs charged to research and development expenses were lower by approximately $0.7 million, primarily as a result of the Company employing fewer research and development personnel during the three months ended July 31, 2009, as compared to the same period in fiscal year 2008.

Selling, General and Administrative Expenses.

	Three Months Ended
(dollar amounts in thousands)	July 31,	July 31,
	2008	2009	Change

Selling, general and administrative expenses	$8,477	$6,732	$(1,745)
As a percentage of revenues	54%	57%

Included in selling, general and administrative expenses were various costs associated with investigation and restatement activities, corporate development, workforce reductions and employee retention, as summarized in the following table:

	Three Months Ended
(dollar amounts in thousands)	July 31,	July 31,
	2008	2009	Change

Investigation and restatement related expenses	$1,127	$1,311	$184
Corporate development related expenses	636	63	(573)
Retention and reduction in force expenses	218	488	270
Total	$1,981	$1,862	$(119)

The investigative activities were completed in early 2008, while restatement related activities have continued into fiscal year 2009 as the Company completes its financial statements and related SEC filings. The Company’s corporate development related activities occurring during the second fiscal quarter of 2008 consisted primarily of exploring various strategic options. During each of the fourth fiscal quarters of 2007 and 2008, the Company made reductions in sales, marketing and administrative staff. As a result, workforce reduction costs were incurred during fiscal years 2008 and 2009.

Excluding the expenses summarized in the paragraph and table above, selling, general and administrative expenses decreased by approximately $1.6 million during the three months ended July 31, 2009, as compared to the same fiscal period in 2008. Personnel and other labor-related expenses were lower by approximately $1.2 million, primarily as a result of reductions in the Company’s sales, marketing and administrative staff and related travel expenses.

Interest and Other Income, net. Interest and other income, net decreased $1.7 million to approximately $0.4 million for the three months ended July 31, 2009, as compared to the same fiscal period in 2008. The payment of the special dividend on April 20, 2009 lowered the Company’s total cash equivalents and short-term investments by approximately $200 million, resulting in lower interest income of approximately $1.2 million. The remaining decrease is primarily due to an approximate $0.5 million decrease in realized gains from the sales of investments.

Income Tax Expense (Benefit). The provision for income taxes decreased approximately $0.5 million, resulting in an income tax benefit of approximately $0.2 million for the fiscal quarter ended July 31, 2009. The Company’s overall effective tax rate was 34% and 32% for the three months ended July 31, 2008 and 2009, respectively.

Six Months Ended July 31, 2009 Compared to Six Months Ended July 31, 2008

Revenues.

	Six Months Ended
(in thousands)	July 31,	July 31,
	2008	2009	Change

Product revenues	$26,064	$16,831	$(9,233)
Service revenues	5,585	6,589	1,004
Total revenues	$31,649	$23,420	$(8,229)

The decrease in the Company’s product revenues was due primarily to decreases in the sales of boards and licenses totaling approximately $7.5 million, most of which was attributable to one of the Company’s largest customers. Additionally, product revenues declined as a result of lower sales to affiliates of Comverse Technology, Inc. of approximately $1.8 million. The Company believes that the demand for its products has been negatively impacted by declines in capital spending by companies operating in the communications industry in recent years. The decline in industry-wide capital spending began to make its most significant adverse impact on the Company’s revenues beginning in the third quarter of fiscal year 2008. Service revenues increased as the installed base of software licenses continued to grow, consequently generating higher levels of fees for software maintenance and support.

Cost of Revenues.

	Six Months Ended
(dollar amounts in thousands)	July 31,	July 31,
	2008	2009	Change

Product costs	$4,959	$3,435	$(1,524)
Service costs	3,222	2,473	(749)
Total cost of revenues	$8,181	$5,908	$(2,273)

Gross margin (as a percentage of revenues)	74%	75%

Lower materials and production costs from the lower volume of sales orders resulted in an approximate $1.1 million decrease in cost of product revenues. Excluding payments to compensate holders of certain expired options of approximately $0.2 million charged to cost of revenues in the first fiscal quarter of 2008, personnel and other labor-related expenses included in total cost of revenues were lower by approximately $0.9 million, primarily as a result of the Company employing fewer production personnel during the six months ended July 31, 2009, as compared to the same period in fiscal year 2008.

Research and Development Expenses.

	Six Months Ended
(dollar amounts in thousands)	July 31,	July 31,
	2008	2009	Change

Research and development expenses	$8,890	$6,857	$(2,033)
As a percentage of revenues	28%	29%

Personnel and other labor-related costs charged to research and development expenses were lower by approximately $1.4 million, primarily as a result of the Company employing fewer research and development personnel during the six months ended July 31, 2009, as compared to the same period in fiscal year 2008. Additionally, research and development expenses for the six months ended July 31, 2008 included cash payments to compensate holders of expired options in February 2008 of approximately $0.3 million.

Selling, General and Administrative Expenses.

	Six Months Ended
(dollar amounts in thousands)	July 31,	July 31,
	2008	2009	Change

Selling, general and administrative expenses	$19,821	$14,077	$(5,744)
As a percentage of revenues	63%	60%

Included in selling, general and administrative expenses were various costs associated with investigation and restatement activities, corporate development, payments made in February 2008 to compensate holders of expired stock options, workforce reductions and employee retention, as summarized in the following table:

	Six Months Ended
(dollar amounts in thousands)	July 31,	July 31,
	2008	2009	Change

Investigation and restatement related expenses	$2,935	$2,480	$(455)
Corporate development related expenses	1,098	348	(750)
Payments for expired options	1,860	-	(1,860)
Retention and reduction in force expenses	416	761	345
Total	$6,309	$3,589	$(2,720)

The investigative activities were completed in early 2008, while restatement related activities have continued into fiscal year 2009 as the Company completes its financial statements and related SEC filings. The Company’s corporate development related activities consisted primarily of exploring various strategic options during the first six months of fiscal 2008 and, for the six months ended July 31, 2009, the evaluation of the special dividend that was paid in April 2009. During each of the fourth fiscal quarters of 2007 and 2008, the Company made reductions in sales, marketing and administrative staff As a result, workforce reduction costs were incurred during fiscal years 2008 and 2009.

Excluding the expenses described above, selling, general and administrative expenses decreased by approximately $3.0 million during the six months ended July 31, 2009, as compared to the same fiscal period in 2008. Personnel and other labor-related expenses were lower by approximately $2.1 million, primarily as a result of reductions in the Company’s sales, marketing and administrative staff and related travel expenses.

Interest and Other Income, net. Interest and other income, net decreased $2.9 million to approximately $1.2 million for the six months ended July 31, 2009, as compared to the same period in fiscal year 2008, primarily due to lower interest income of approximately $2.5 million. The payment of the special dividend on April 20, 2009 lowered the Company’s total cash equivalents and short-term investments by approximately $200 million, resulting in lower interest income of approximately $1.2 million. The remaining decrease in interest income was primarily due to the significant declines in interest rates on the Company’s cash equivalents and short-term investments occurring throughout fiscal year 2008 and the first quarter of fiscal year 2009.

Income Tax Expense (Benefit). For the six months ended July 31, 2008 and 2009, the Company recorded income tax benefits of approximately $0.4 million and $0.8 million, respectively. The Company’s overall effective tax rate was 34% and 35% for the six months ended July 31, 2008 and 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2009 and July 31, 2009, the Company’s cash and cash equivalents and short-term investments totaled approximately $282.0 million and $82.9 million, respectively. On April 20, 2009, the Company paid a special cash dividend of $4.58 per share to its shareholders of record as of the close of business on April 13, 2009. The total amount of the dividend was approximately $200 million. The Company has no current plans to pay additional cash dividends on its equity securities. Any future determination as to the declaration and payment of dividends will be made by the Board of Directors in its discretion and will depend upon the Company’s earnings, financial condition, capital requirements, and other relevant factors.

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

Analysis of Cash Flows

Operations for the six months ended July 31, 2008 used cash of approximately $1.4 million, and operations for the comparable period in fiscal year 2009 provided cash of approximately $0.8 million. The increase in cash flows from operating activities was primarily attributable to decreases in the use of cash for expenses associated with investigation and restatement activities, corporate development and payments to compensate employees for certain expired options.

The Company’s cash provided by or used in investing activities generally reflected the Company’s shifts between cash equivalents and short-term investments. For fiscal year 2009, the Company has committed to spending less for capital expenditures than it had in fiscal year 2008.

For the six months ended July 31, 2009, the Company’s financing activities consisted solely of the payment of the special dividend in April 2009. For the six months ended July 31, 2008, there were no cash flows from financing activities.

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

19

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

20

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

In April 2009, the Financial Accounting Standards Board (“FASB”) issued the following three FASB Staff Positions (“FSP”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities:

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

FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim periods. All of these FSPs were effective as of the beginning of the Company’s fiscal quarter ended July 31, 2009 and their adoption did not have a material impact on the Company consolidated financial statements and related disclosures.

Effective February 1, 2009, the Company adopted SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) replaces SFAS No. 141, "Business Combinations,” but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. As it relates to the Company, SFAS No. 141(R) became effective for any business combination with an acquisition date occurring on or after February 1, 2009. As the Company did not complete an acquisition during the six months ended July 31, 2009, the adoption of SFAS No. 141(R) has had no impact on the Company’s consolidated financial statements.

Effective February 1, 2009, the Company adopted FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in the undistributed earnings with the common shareholders and are therefore participating securities. Companies with participating securities are required to apply the two-class method in calculating basic and diluted earnings per share, the effects of which must be applied retrospectively. The effect of applying the guidance of FSP EITF 03-6-1 did not have a material effect on the Company’s basic and diluted earnings per share for all periods presented in the condensed consolidated statements of operations.

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

FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim periods. All of these FSPs were effective as of the beginning of the Company’s fiscal quarter ended July 31, 2009 and their adoption did not have a material impact on the Company consolidated financial statements and related disclosures.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS No. 165"). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Effective as of the beginning of the Company’s fiscal quarter ended July 31, 2009, the Company’s adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements and notes thereto.

RECENT ACCOUNTING PRONOUNCEMENTS

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

As discussed in Note 3 to the Condensed Consolidated Financial Statements, short-term investments as of July 31, 2009 consisted of marketable debt securities, principally U.S. government agency obligations, which the Company deems available-for-sale. The Company’s investment policy provides guidelines relative to diversification and maturities designed to maintain safety and liquidity. Historically, the Company’s investment purchases consisted primarily of corporate and municipal short and medium-term notes, U. S. government obligations, U. S. government agency obligations and/or mutual funds investing in the like. At any given time, the Company’s mix of investments held as cash and cash equivalents versus short-term investments is dependent upon the Company’s view of each prospective investment’s price risk relative to the attainment of potentially higher yields or returns on its invested cash. A 10% increase or decrease in the fair values of the Company’s short-term investments held at July 31, 2009 would have a material effect on the Company's consolidated financial position.

As of the end of each reporting period, the Company adjusts the carrying amount of each short-term investment to its fair value. For each of the Company’s marketable debt securities held as of July 31, 2009, the Company’s measurements of fair value were based on non-binding market consensus prices that can be corroborated with observable market data.

As of July 31, 2009, cash and cash equivalents and short-term investments totaled approximately $82.9 million. If, during the fiscal year ending January 31, 2010, average short-term interest rates increase or decrease by 50 basis points relative to average rates realized during the year ended January 31, 2009, the Company’s projected interest income from cash and cash equivalents and short-term investments would increase or decrease by approximately $0.4 million, assuming a similar level of investments as held at July 31, 2009.

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

25

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company completed an evaluation, as of July 31, 2009, under the supervision of and with participation from the Company’s management, including the Chief Executive and Chief Financial Officers, as to the effectiveness of the Company’s disclosure controls and procedures. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weaknesses in its internal control over financial reporting described in its Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (the “Fiscal Year 2008 Form 10-K”), and its inability to file this report within the required time period, the Company’s disclosure controls and procedures were not effective as of July 31, 2009.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Under applicable SEC rules (Exchange Act Rules 13a-15(c) and 15d-15(c)), management (with the participation of the Chief Executive Officer and the Chief Financial Officer) is only required to evaluate the effectiveness of the Company’s internal control over financial reporting as of the end of each fiscal year. However, Exchange Act Rules 13a-15(c) and 15d-15(c) require management (with the participation of the Chief Executive Officer and the Chief Financial Officer) to evaluate any change in the Company’s internal control over financial reporting that occurred during each fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. In evaluating whether there were any reportable changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2009, management determined (with the participation of the Chief Executive Officer and the Chief Financial Officer) that there was such a change in the form of additional remedial procedures either commenced or enhanced during this quarter to address the material weaknesses in the Company’s internal control over financial reporting identified in the Fiscal Year 2008 Form 10-K.

As explained in greater detail under Item 9A of the Fiscal Year 2008 Form 10-K, the Company and its management undertook a broad range of remedial procedures prior to September 30, 2009, the filing date of the Fiscal Year 2008 Form 10-K, most of which had been instituted before the interim period ended July 31, 2009, to address the material weaknesses in the Company’s internal control over financial reporting identified by management in its Report on Internal Control Over Financial Reporting in such Form 10-K (under Item 9A). With respect to the material weaknesses that are identified in the Fiscal Year 2008 Form 10-K, during the fiscal quarter ended July 31, 2009, management implemented a procedure whereby the Company, with oversight by the General Counsel, conducts an internal audit of its equity award process with an emphasis upon (i) compliance with the terms of the relevant equity compensation plans, (ii) adequate documentation of the approval of each equity award; and (iii) the integration of the granting, administration, calculation and reporting activities relating to share-based accounting, which action the Company believes constitutes a change in internal control over financial reporting during the fiscal quarter ended July 31, 2009 that either has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
We have previously disclosed risk factors in Part I, Item 1A of our Annual Report on Form 10-K for the period ended January 31, 2009 (the “Fiscal Year 2008 Form 10-K”), which was filed with the Securities and Exchange Commission on September 30, 2009. There are no additions to or changes in our risk factors for the quarter ended July 31, 2009 from those disclosed in the Part I, Item 1A of our Fiscal Year 2008 Form 10-K.

28

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the fiscal quarter ended July 31, 2009, the Company issued unregistered securities to its executive officers as more fully described in Part III, Item 11 of the Fiscal Year 2008 Form 10-K under the heading “Compensation Discussion and Analysis – Long-Term Incentive Program.”

Such unregistered securities were issued pursuant to an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended. Each issuance was to an executive officer deemed an “Accredited Investor” that was approved by a Committee of the Board of Directors of the Company solely for compensation purposes and the Company did not receive any cash consideration for such securities. Each certificate issued for such unregistered securities contained a legend stating that such securities have not been registered under the Securities Act of 1933, as amended, and setting forth the restrictions on the transferability and sale of such securities.

The following unregistered securities were issued to the Company’s executive officers during the fiscal quarter ended July 31, 2009:

Number of Securities
Name	Grant Date	Restricted Shares
Shawn Osborne, President and Chief Executive Officer	May 5, 2009	168,269 (1)
Mark Kissman, Senior Vice President and Chief Financial Officer	May 5, 2009	72,115 (1)
James Johnston, Senior Vice President - Operations	May 5, 2009	48,077 (1)
Shila Roohi, Senior Vice President - Engineering	May 5, 2009	48,077 (1)

(1)

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

None.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

29

ITEM 5.	OTHER INFORMATION.

None.

30

ITEM 6.	EXHIBITS.

(a)	Exhibit Index.

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

31