Form 10-Q
period 2009-10-31
ULTICOM INC
filed 2009-12-10
CIK 1103184

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

or

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

☒	Yes	☐	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐	Yes	☐	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☒	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☒	No

The number of shares of Common Stock, no par value, outstanding as of December 1, 2009 was 10,987,795.

	TABLE OF CONTENTS
		Page

Forward Looking Statements		11

	PART I - Financial Information

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited).
	Condensed Consolidated Balance Sheets as of January 31, 2009 and October 31, 2009	1
	Condensed Consolidated Statements of Operations for the Three and Nine Months ended October 31, 2008 and 2009	2
	Condensed Consolidated Statements of Cash Flows for the Nine Months ended October 31, 2008 and 2009	3
	Notes to Condensed Consolidated Financial Statements	4

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	12

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.	24

ITEM 4.	Controls and Procedures.	25

	PART II - Other Information

ITEM 1.	Legal Proceedings.	27

ITEM 1A.	Risk Factors.	28

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	28

ITEM 3.	Defaults Upon Senior Securities.	28

ITEM 4.	Submission of Matters to a Vote of Security Holders.	28

ITEM 5.	Other Information.	29

ITEM 6.	Exhibits.	30

	SIGNATURES	30

EX-31.1	(CERTIFICATION OF CHIEF EXECUTIVE OFFICER)
EX-31.2	(CERTIFICATION OF CHIEF FINANCIAL OFFICER)
EX-32.1	(CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER)

FORWARD-LOOKING STATEMENTS

Certain statements by Ulticom, Inc. (referred to herein as “Ulticom,” “the Company,” “we,” “our” or “us”) appearing in Item 2 (Management’s Discussion and Analysis of Financial Condition and the Results of Operations) and elsewhere in this Quarterly Report on Form 10-Q constitute “forward-looking statements” for purposes of the Private Securities Litigation Reform Act of 1995. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “believes,” “potential” or “continue” or the negative thereof or other comparable terminology.

The Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (“Fiscal Year 2008 Form 10-K”), which was filed with the Securities and Exchange Commission (“SEC”) on September 30, 2009, included the Company’s consolidated financial statements as of and for the fiscal years ended January 31, 2006, 2007, 2008 and 2009.

As described in the Fiscal Year 2008 Form 10-K, as updated in Part II, Item 1A of this Quarterly Report on Form 10-Q, there are numerous risks and uncertainties that could cause actual results and the timing of events to differ materially from those anticipated by the forward-looking statements made in the Fiscal Year 2008 Form 10-K and in this Quarterly Report on Form 10-Q and that may give rise to future claims and increase our exposure to contingent liabilities. These risks and uncertainties arise from (among other factors):

•

our improper accounting practices identified by the Audit Committee of the Board of Directors (the “Audit Committee”) in the course of its investigations described in the Fiscal Year 2008 Form 10-K, that necessitated our making restatement adjustments in our consolidated financial statements, resulted in our inability to file required periodic reports with the Securities and Exchange Commission (“SEC”) from the quarter ended October 31, 2005 until the filing of the Fiscal Year 2008 Form 10-K on September 30, 2009, caused us to incur substantial accounting, legal and other expenses, and resulted in litigation and governmental enforcement action;

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

•

our disclosure controls and procedures were ineffective as of January 31, 2009 and October 31, 2009, because of the material weaknesses in our internal control over financial reporting described in the Fiscal Year 2008 Form 10-K;

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
•

difficulty in attracting and retaining talented employees and any associated increase in employment costs because of our historical inability to issue equity incentives subsequent to the commencement of the Audit Committee Investigations described in the Fiscal Year 2008 Form 10-K.

These risks and uncertainties, as well as other factors, are discussed in greater detail in Item 1A (Risk Factors) in the Fiscal Year 2008 Form 10-K, as updated in Part II, Item 1A of this Quarterly Report on Form 10-Q. The Company makes no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made, except where otherwise required by law.

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ULTICOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	January 31,	October 31,
	2009*	2009
ASSETS
Current Assets:
Cash and cash equivalents	$206,771	$9,739
Short-term investments	75,224	70,369
Accounts receivable, net	11,532	9,864
Inventories	1,101	1,268
Prepaid expenses and other current assets	8,059	6,121
Total current assets	302,687	97,361
Property and equipment, net	2,841	2,109
Other assets	1,866	1,611
Deferred income taxes	7,557	9,746
Total assets	$314,951	$110,827

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$8,570	$6,905
Deferred revenue	2,619	3,756
Total current liabilities	11,189	10,661
Long-term Liabilities:
Deferred revenue	4,654	4,118
Unrecognized income tax benefits	2,273	1,945
Other long-term liabilities	369	102
Total liabilities	18,485	16,826

Commitments and Contingencies

Shareholders’ Equity:
Common stock, no par value, 50,000,000 shares authorized, 10,897,526 and 10,987,805 shares issued and outstanding as of January 31, 2009 and October 31, 2009, respectively	-	-
Additional paid-in capital	230,373	97,049
Retained earnings (accumulated deficit)	66,775	(2,654)
Accumulated other comprehensive loss	(682)	(394)
Total shareholders’ equity	296,466	94,001
Total liabilities and shareholders’ equity	$314,951	$110,827

* The Condensed Consolidated Balance Sheet as of January 31, 2009 has been derived from the Company’s audited Consolidated Balance Sheet as of that date.

The accompanying notes are an integral part of these unaudited financial statements.

ULTICOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three months ended		Nine months ended
	October 31,	October 31,	October 31,	October 31,
	2008	2009	2008	2009
Revenues from:
Products	$7,429	$7,747	$33,493	$24,578
Services	2,913	3,023	8,498	9,612
Total revenues	10,342	10,770	41,991	34,190

Cost of revenues:
Product costs	1,685	1,938	6,644	5,373
Service costs	1,331	1,292	4,553	3,765
Total cost of revenues	3,016	3,230	11,197	9,138

Gross profit	7,326	7,540	30,794	25,052

Operating expenses:
Research and development	3,758	3,477	12,649	10,334
Selling, general and administrative	6,645	7,336	26,466	21,413

Loss from operations	(3,077)	(3,273)	(8,321)	(6,695)
Interest and other income, net	1,751	293	5,872	1,519

Loss before income taxes	(1,326)	(2,980)	(2,449)	(5,176)
Income tax benefit	(506)	(838)	(891)	(1,608)
Net loss	$(820)	$(2,142)	$(1,558)	$(3,568)

Loss per share:
Basic	$(0.08)	$(0.20)	$(0.14)	$(0.33)
Diluted	$(0.08)	$(0.20)	$(0.14)	$(0.33)

The accompanying notes are an integral part of these unaudited financial statements.

ULTICOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended
	October 31,	October 31,
	2008	2009
Cash flows from operating activities:
Net loss	$(1,558)	$(3,568)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,604	1,151
Deferred income taxes	(595)	(1,835)
Share-based payment expense	1,442	623
Net realized gains on sales of investments	(475)	(45)
Changes in operating assets and liabilities:
Accounts receivable, net	4,463	1,669
Inventories	778	(167)
Prepaid expenses and other current assets	(3,210)	1,736
Accounts payable and accrued expenses	(2,766)	(1,878)
Deferred revenue	669	600
Other, net	80	(676)
Net cash provided by (used in) operating activities	432	(2,390)

Cash flows from investing activities:
Purchases of property and equipment	(925)	(264)
Purchases of investments	(74,675)	(82,453)
Maturities and sales of investments	5,475	87,330
Net cash provided by (used in) investing activities	(70,125)	4,613

Cash flows from financing activities:
Payment of special dividend	-	(199,643)
Net cash used in financing activities	-	(199,643)

Effect of exchange rate changes on cash and cash equivalents	(350)	388
Net decrease in cash and cash equivalents	(70,043)	(197,032)

Cash and cash equivalents, beginning of period	278,963	206,771
Cash and cash equivalents, end of period	$208,920	$9,739

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

Basis of Presentation - The accompanying financial information should be read in conjunction with the consolidated financial statements, including the notes thereto, contained in the Company’s Fiscal Year 2008 Form 10-K. The condensed consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three and nine months ended October 31, 2008 and 2009 are not necessarily indicative of the results to be expected for the full year. In preparing the accompanying financial information, the Company has evaluated all subsequent events through December 10, 2009, the date of filing of this Quarterly Report on Form 10-Q.

Reverse Stock Split - As discussed in Note 11, the Company’s Board of Directors authorized a one-for-four reverse stock split of all outstanding shares of common stock, which became effective on November 18, 2009. Except as noted, common share and per common share data presented in these condensed consolidated financial statements and related notes hereto have been retroactively adjusted to account for the effects of the reverse stock split for all periods presented prior to November 18, 2009.

Recently Adopted Accounting Guidance - Effective February 1, 2009, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) regarding fair value measurements that relates specifically to nonfinancial assets and nonfinancial liabilities. This guidance defined fair value based upon an exit price model, established a framework for measuring fair value and established a fair value hierarchy disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. The application of this guidance to the Company’s nonfinancial assets and nonfinancial liabilities as of February 1, 2009 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In the second fiscal quarter of 2009, the Company adopted authoritative guidance issued by the FASB that:

•

established a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income;

•	clarified the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured; and

•	expanded the fair value disclosures required for all financial instruments to interim disclosures.

The adoption of this guidance did not have a material impact on the Company consolidated financial statements and related disclosures.

Effective February 1, 2009, the Company adopted authoritative guidance issued by the FASB that revised the accounting and disclosure requirements for business combinations. As the Company did not complete an acquisition during the nine months ended October 31, 2009, the adoption of this revised standard has had no impact on the Company’s consolidated financial statements.

Effective February 1, 2009, the Company retrospectively adopted authoritative guidance issued by the FASB that, for purposes of applying the two-class method in calculating earnings per share, includes as participating securities all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends, as such awards are considered to participate in the undistributed earnings with the common shareholders. The effect of applying this guidance did not have a material effect on the Company’s basic and diluted earnings per share for all periods presented in the condensed consolidated statements of operations.

In the second fiscal quarter of 2009, the Company adopted authoritative guidance issued by the FASB regarding subsequent events that established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company’s adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and notes thereto.

Recent Accounting Guidance Not Yet Adopted - In October 2009, the FASB issued an accounting standards update that provides authoritative guidance regarding revenue arrangements with multiple deliverables. The guidance in this update:

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

Also, in October 2009, the FASB issued an accounting standards update that applies to multiple-deliverable revenue arrangements that contain both software and hardware elements. This update removes tangible products from the scope of the existing software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. The guidance in both accounting standards updates should be applied on a prospective basis for applicable multiple-deliverable revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, an entity can elect to adopt the provisions of the guidance on a retrospective basis. The Company is assessing the potential impact that the application of this guidance may have on its consolidated financial statements and disclosures.

2.	SPECIAL DIVIDEND

On April 20, 2009, the Company paid a special cash dividend of $4.58 per share ($18.32 per share, adjusted for the effects of the reverse stock split) to its shareholders of record as of the close of business on April 13, 2009. The total amount of the dividend was approximately $199.8 million, which included approximately $0.2 million of dividends to be paid to holders of deferred stock units awarded under the Company’s equity incentive plan upon each issuance of common stock subject to such awards. The Company’s retained earnings as of the date of the dividend was approximately $66.0 million. As the amount of the dividend exceeded the Company’s retained earnings as of the date of the dividend, the remaining portion of the dividend, approximately $133.8 million, reduced additional paid-in capital. The Company’s accumulated deficit as of October 31, 2009 represented the net loss of the Company from April 21, 2009 through October 31, 2009.

3.	SHORT-TERM INVESTMENTS

As of October 31, 2009, all of the Company’s short-term investments were marketable debt securities that were classified as available-for-sale and summarized in the following table:

(Amounts in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Ranking of Market Price Observability
U.S. governmental agency obligations	$69,930	$445	$(6)	$70,369	Level 2

The Company’s measurements of the fair values of these financial instruments are performed on a recurring basis and, as of October 31, 2009, were based on non-binding market consensus prices that can be corroborated with observable market data. Accordingly, the fair value measurements of these financial instruments were classified as Level 2 in the fair value hierarchy of market price observability.

4.	INTEREST AND OTHER INCOME, NET

Interest and other income, net consisted of the following:

(Amounts in thousands)	Three months ended		Nine months ended
	October 31,	October 31,	October 31,	October 31,
	2008	2009	2008	2009

Interest income	$1,781	$474	$5,431	$1,633
Realized gains (losses) on sales of investments, net	-	(83)	475	45
Other	(30)	(98)	(34)	(159)

	$1,751	$293	$5,872	$1,519

5.	COMPREHENSIVE INCOME

Comprehensive income (loss) consisted of the following:

(Amounts in thousands)	Three months ended		Nine months ended
	October 31,	October 31,	October 31,	October 31,
	2008	2009	2008	2009

Net loss	$(820)	$(2,142)	$(1,558)	$(3,568)
Unrealized gains (losses) on investments, net of reclassification adjustments and income taxes	(68)	302	(264)	(15)
Foreign currency translation adjustments	(833)	171	(752)	303

Total comprehensive loss	$(1,721)	$(1,669)	$(2,574)	$(3,280)

Upon the sale of an available-for-sale investment security, the cumulative unrealized gain or loss associated with the sold security that was previously recorded in accumulated other comprehensive income (loss) is reclassified into the condensed consolidated statement of operations as a realized gain (loss). For the nine months ended October 31, 2008, realized gains, net of applicable income taxes, reclassified into net income were approximately $0.3 million. For the three and nine months ended October 31, 2009 and three months ended October 31, 2008, realized gains or losses, net of applicable income taxes, reclassified into net income were less than $0.1 million.

6.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is determined by using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential shares outstanding. The share amounts used in the computations of basic and diluted loss per share were retroactively adjusted to account for the effects of the reverse stock split for all periods presented and were as follows:

(Amounts in thousands)	Three months ended		Nine months ended
	October 31,	October 31,	October 31,	October 31,
	2008	2009	2008	2009

Basic share amounts	10,876	10,894	10,875	10,890
Effect of dilutive potential shares:
Options	-	-	-	-
Restricted stock and deferred stock units	-	-	-	-
Diluted share amounts	10,876	10,894	10,875	10,890

For purposes of computing basic earnings (loss) per share, any nonvested shares of restricted stock that have been issued by the Company and are contingently returnable to the Company are excluded from the weighted average number of shares of common stock outstanding. Incremental potential common shares from stock options and nonvested restricted stock and deferred stock units (“DSUs”) are included in the computation of diluted earnings per share, except when the effect would be antidilutive. Accordingly, diluted loss per share for each of the three and nine month periods ended October 31, 2008 excluded outstanding stock options totaling approximately 0.8 million, and diluted loss per share for each of the three and nine month periods ended October 31, 2009 excluded outstanding stock options totaling approximately 0.7 million, as these potential common shares would have had an antidilutive effect. Also excluded from the computation of diluted loss per share for each of the three and nine month periods ended October 31, 2008 and 2009 were potential common shares of approximately 0.1 million associated with nonvested restricted stock and DSUs, as these potential common shares would have had an antidilutive effect.

7.	RELATED PARTY TRANSACTIONS

The Company sells products and provides services to other subsidiaries of Comverse Technology, Inc. For the three months ended October 31, 2008 and 2009, the Company’s revenues included sales to subsidiaries of Comverse Technology, Inc. of approximately $0.9 million and $1.3 million, respectively. For the nine months ended October 31, 2008 and 2009, the Company’s revenues included sales to subsidiaries of Comverse Technology, Inc. of approximately $3.5 million and $2.1 million, respectively.

As of January 31, 2009 and October 31, 2009, the amount due from subsidiaries of Comverse Technology, Inc. was approximately $0.1 million and $0.9 million, respectively.

8.	SHARE-BASED PAYMENT TRANSACTIONS

Stock Option Modifications

Effective as of April 21, 2009, the exercise prices of outstanding options to purchase 2,982,104 shares (unadjusted for the effects of the reverse stock split) of the Company’s common stock held by 237 current and former employees were reduced in connection with the payment of the special cash dividend on April 20, 2009. For the purpose of determining the amount of any incremental share-based compensation cost that may have resulted from the modification of the exercise prices, the Company re-measured the fair value of each modified award immediately prior and subsequent to the modification and determined that none of the modifications required the recognition of additional share-based payment expense.

The table below summarizes the reductions in the exercise prices of the unexercised stock options on April 21, 2009:

	Weighted Average Exercise Prices
Options to Purchase:	Original Price	Modified Price	Reduction

2,921,145 shares	$11.49	$6.91	$4.58
60,959 shares	3.97	0.50	3.47

The intent of the modification was to lower each outstanding option’s exercise price by the per share amount of the special dividend, which, at the time it was paid, was $4.58 per share. For the options with an original exercise price of $3.97 per share, the exercise price for these options was reduced to $0.50 per share in order to preserve the options’ characterization under federal income tax law.

As described in Note 11, all outstanding stock options, nonvested restricted stock and undelivered shares from awards of deferred stock units (“DSUs”) as of November 18, 2009 were adjusted to give effect to the Company’s one-for-four reverse stock split and the stock option exercise prices determined as of April 21, 2009 were further modified on November 18, 2009 by increasing such prices by a multiple of four. After giving retroactive effect to the adjustments made to the stock options, options outstanding as of October 31, 2009 totaled approximately 729,000 and had a weighted average exercise price of $27.63 per share.

Equity Award Grants

In February 2009, each independent director of the Company’s Board of Directors was awarded 5,500 DSUs for their service during the fiscal year ending January 31, 2010. In connection with the reverse stock split on November 18, 2009, these DSUs were adjusted to 1,375 DSUs. The DSUs vest 25% on April 30, 2009; 25% on July 31, 2009; 25% on October 31, 2009; and 25% on January 31, 2010. Shares of the Company’s common stock equal to the number of vested DSUs will be issued to these directors on or before January 3, 2011. Based on the fair market value of the Company’s common stock at the date of the grant, share-based payment expense related to the grants of these DSUs totaled approximately $0.1 million and was recognized in the condensed consolidated statement of operations for the nine months ended October 31, 2009 on a pro rata basis in proportion to the number of vested DSUs as of October 31, 2009.

In May and October 2009, executive officers of the Company were granted, in the aggregate, 361,113 shares of restricted common stock. In connection with the reverse stock split on November 18, 2009, these restricted shares were adjusted to 90,279 shares, of which 48,213 shares vest over time while vesting of the remaining shares is based on the achievement of defined performance targets during fiscal year 2009. Restricted stock awards have all the rights and privileges of the Company’s common stock, subject to certain restrictions and forfeiture provisions. Each time-based restricted stock award vests in three equal annual installments beginning on the first anniversary of the award’s grant date, subject to each executive’s continued employment on such vesting dates. Based on the fair market value of the Company’s common stock at the date of each grant, share-based payment expense related to the time-based awards totaled approximately $0.4 million, which is recognized in the consolidated statement of operations pro-rata over the vesting period of each grant.

Based on the fair market value of the Company’s common stock at the date of the grant, share-based payment expense related to the performance-based awards totaled approximately $0.4 million. As of the end of the Company’s fiscal quarter ended October 31, 2009, the Company determined that satisfaction of the award’s performance conditions, and therefore vesting of each award, was not a probable outcome. Accordingly, no share-based payment expense was recognized for the awards containing performance conditions during the three and nine months ended October 31, 2009. If the performance targets are met, the performance-based awards vest in three equal annual installments, subject to each executive’s continued employment on such vesting dates.

9.	INCOME TAXES

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple foreign and state jurisdictions. For all periods presented in the condensed consolidated statements of operations, the Company’s income tax benefit reflects current and deferred income taxes associated with each of these taxing jurisdictions. During the second fiscal quarter of 2009, the Company reached a settlement with the Internal Revenue Service regarding federal income tax audits for the years ended January 31, 2005 and 2006, resulting in an approximate $1.0 million decrease in the portion of the unrecognized income tax benefit obligation that was included in accrued expenses in the condensed consolidated balance sheet. Additional changes in the Company’s unrecognized income tax benefit obligation within the next twelve months are not expected to be material.

10.	COMMITMENTS AND CONTINGENCIES

Subject to certain limitations, the Company has agreed to indemnify its current and former directors, officers and employees in connection with any regulatory or litigation matter relating to the improper stock option granting practices described in the Company’s Fiscal Year 2008 Form 10-K. Such obligations may arise under the terms of the Company’s articles of incorporation, as amended, the Company’s amended and restated bylaws, applicable agreements and New Jersey law. An obligation to indemnify generally means that the Company is required to pay or reimburse the individual’s reasonable legal expenses and possibly damages and other liabilities that may be incurred. The Company’s insurance policies for periods prior to June 29, 2007 are unlikely to provide adequate coverage for expenses resulting from the historical stock option granting practices and any such coverage may have to be shared with related parties. Factors that may affect such coverage are minimum retention requirements and exceptions for certain non-qualifying expenses. Additionally, the Company’s current director and officer liability insurance does not provide coverage with respect to its historical stock option granting practices.

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

Simultaneous with the filing of the Complaint, without admitting or denying the allegations therein, the Company consented to the issuance of a Final Judgment (the “Final Judgment”). The

Court imposed the Final Judgment on July 22, 2009, ordering that the Company and its agents are permanently restrained and enjoined from violations, directly or indirectly, of Section 17(a) of the Securities Act of 1933, Sections 13(a), 13(b)(2)(A) and (B) and 14(a) of the Securities Exchange Act of 1934 and SEC Rules 13a-1, 13a-11, 13a-13 and 14a-9. The Final Judgment also orders the Company to become current in its reporting obligations under Section 13(a) of the Securities Exchange Act of 1934 on or before November 9, 2009. The Company completed its filings of periodic reports with the SEC as required to be in compliance with the Final Judgment as of October 30, 2009.

11.	SUBSEQUENT EVENTS

On November 17, 2009, the Company announced that its Board of Directors authorized a one-for-four reverse stock split of all outstanding shares of common stock and decreases in the authorized common shares from 200,000,000 to 50,000,000 and authorized undesignated shares from 10,000,000 to 2,500,000. These changes became effective on November 18, 2009.

As provided for in the Company’s equity incentive plans, on November 18, 2009, all outstanding stock options, nonvested restricted stock and undelivered shares from DSU awards were also adjusted to give effect to the one-for-four reverse stock split and the shares available for future grants were proportionately reduced. Additionally, the exercise price of each outstanding option was increased by a multiple of four. For the purpose of determining the amount of any incremental share-based compensation cost that may have resulted from the modification of the option exercise prices, the Company re-measured the fair value of each modified option award immediately prior and subsequent to the modification and determined that none of the modifications required the recognition of additional share-based payment expense.

After the reverse stock split-related adjustments were made to outstanding share-based payment awards on November 18, 2009, stock options outstanding totaled approximately 729,000 with a weighted average exercise price of $27.63 per share, and nonvested shares of restricted stock and DSUs totaled approximately 117,000 shares.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with the Fiscal Year 2008 Form 10-K and the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Form 10-Q. The discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated in these forward-looking statements as a result of factors including, but not limited to, those described under “Item 1A – Risk Factors” of the Fiscal Year 2008 Form 10-K as updated in Part II, Item 1A of this Form 10-Q.

OVERVIEW OF COMPANY’S OPERATIONS

The Company designs, develops, markets, licenses and supports network signaling solutions. Its products are sold primarily through direct sales to network equipment manufacturers, application developers, and service providers who include the Company’s products within their systems or services. Product revenues consist primarily of sales of software licenses and interface boards. Service revenues consist primarily of software maintenance fees related to previously deployed licenses of the Company’s products and fees for support services. Service revenues are expected to show less volatility than product revenues. The key drivers of the Company’s financial results are:

•	product price and volume;
•	cost to support new and existing customer deployments of its products;
•	investments in product enhancements and expansion into new markets; and
•	interest income earned on its cash equivalents and short-term investments.

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

Revenues for the nine months ended October 31, 2009 declined 19%, as compared to the same period in fiscal year 2008. While the Company has seen modest improvement in quarterly revenues subsequent to the third quarter of fiscal year 2008, management believes that the timing or extent of any recovery in quarterly revenues is uncertain. As a result, in September 2009, the Company took additional actions to lower its costs to operate more effectively at these lower sales levels, principally consisting of reductions in the numbers of personnel in substantially all areas of its operations. On an annualized basis, operating expenses are expected to decrease by approximately $2.2 million as a result of the actions taken in September 2009.

For the fiscal quarters and nine months ended October 31, 2008 and 2009, the Company’s financial results were also negatively impacted by the substantial expenses related to investigation, restatement and corporate development activities, as well as employee retention and workforce reduction payments. These expenses are expected to decrease during the fourth quarter of fiscal year 2009.

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

On April 20, 2009, the Company paid a special cash dividend to its shareholders of record as of the close of business on April 13, 2009, totaling approximately $200 million. The Company currently has no plans to pay any additional dividends on its equity securities and believes it has sufficient capital for meeting operational needs, paying liabilities and funding strategic initiatives. The payment of the special dividend reduced the Company’s invested cash by approximately $200 million, and, as a result, interest income has been significantly lower in fiscal quarters subsequent to the first fiscal quarter of 2009.

On November 17, 2009, the Company announced that its Board of Directors authorized a one-for-four reverse stock split of all outstanding shares of common stock and decreases in the authorized common shares from 200,000,000 to 50,000,000 and authorized undesignated shares from 10,000,000 to 2,500,000. These changes became effective on November 18, 2009.

The Company’s common stock was relisted on The NASDAQ Global Market on November 25, 2009.

RESULTS OF OPERATIONS

Three Months Ended October 31, 2009 Compared to Three Months Ended October 31, 2008

Revenues.

	Three Months Ended
(in thousands)	October 31,	October 31,
	2008	2009	Change
Product revenues	$7,429	$7,747	$318
Service revenues	2,913	3,023	110
Total revenues	$10,342	$10,770	$428

The marginal increase in product revenues was primarily due to higher sales of boards to affiliates of Comverse Technology, Inc. Service revenues increased as the installed base of software licenses continued to grow, consequently generating higher levels of fees for software maintenance and support. Beginning in the third fiscal quarter of 2008 and continuing through fiscal year 2009, the Company’s revenues have been significantly impacted by the decline in industry-wide capital spending. While the Company has seen modest improvement in quarterly revenues subsequent to the third quarter of fiscal year 2008, management believes that the timing or extent of any recovery in quarterly revenues is uncertain.

Cost of Revenues.

	Three Months Ended
(dollar amounts in thousands)	October 31,	October 31,
	2008	2009	Change

Product costs	$1,685	$1,938	$253
Service costs	1,331	1,292	(39)
Total cost of revenues	$3,016	$3,230	$214

Gross margin (as a percentage of revenues)	71%	70%

An unfavorable shift in the mix of product revenues to sales of lower margin boards, primarily to affiliates of Comverse Technology, Inc., resulted in higher materials and production costs of approximately $0.4 million.

Research and Development Expenses.

	Three Months Ended
(dollar amounts in thousands)	October 31,	October 31,
	2008	2009	Change

Research and development expenses	$3,758	$3,477	$(281)
As a percentage of revenues	36%	32%

Reductions in the number of research and development personnel during 2009 lowered research and development expenses by approximately $0.2 million.

Selling, General and Administrative Expenses.

	Three Months Ended
(dollar amounts in thousands)	October 31,	October 31,
	2008	2009	Change

Selling, general and administrative expenses	$6,645	$7,336	$691
As a percentage of revenues	64%	68%

Included in selling, general and administrative expenses were various costs associated with investigation and restatement activities, corporate development, workforce reductions and employee retention, as summarized in the following table:

	Three Months Ended
(dollar amounts in thousands)	October 31,	October 31,
	2008	2009	Change

Investigation and restatement related expenses	$514	$1,592	$1,078
Corporate development related expenses	399	67	(332)
Retention and reduction in force expenses	144	635	491
Total	$1,057	$2,294	$1,237

The investigative activities were completed in early 2008, while restatement related activities have continued into fiscal year 2009 and were significantly more intensive in the third fiscal quarter of 2009 during which the Company completed and filed its Fiscal Year 2008 Form 10-K and Quarterly Reports on Form 10-Q for the fiscal quarters ended October 31, 2008, April 30, 2009 and July 31, 2009. The Company’s corporate development related activities occurring during the third fiscal quarter of 2008 consisted primarily of exploring various strategic options and the evaluation of the special dividend that was paid in April 2009. In September 2009, the Company made reductions in sales, marketing and administrative staff, resulting in significant workforce reduction expenses for the three months ended October 31, 2009.

Excluding the expenses summarized in the paragraph and table above, selling, general and administrative expenses decreased by approximately $0.5 million during the three months ended October 31, 2009, as compared to the same fiscal period in 2008. Personnel and other labor-related expenses were lower by approximately $0.7 million, primarily as a result of reductions in the Company’s sales, marketing and administrative staff and related travel expenses.

Interest and Other Income, net. Interest and other income, net decreased $1.5 million to approximately $0.3 million for the three months ended October 31, 2009, as compared to the same fiscal period in 2008. The payment of the special dividend on April 20, 2009 lowered the Company’s total cash equivalents and short-term investments by approximately $200 million, resulting in lower interest income of approximately $1.3 million.

Income Tax Benefit. For the third fiscal quarters of 2008 and 2009, the Company recorded income tax benefits of approximately $0.5 million and $0.8 million, respectively. The Company’s overall effective tax rate was 38% and 28% for the three months ended October 31, 2008 and 2009, respectively. The Company’s effective rate for periods in fiscal year 2009 was positively impacted by adjustments made to the income tax provision in the third fiscal quarter of 2009 to reflect the actual amounts of income taxes owed in the Company’s fiscal year 2008 tax return and certain amended prior year tax returns, all of which were filed by the Company during the third fiscal quarter of 2009.

Nine Months Ended October 31, 2009 Compared to Nine Months Ended October 31, 2008

Revenues.

	Nine Months Ended
(in thousands)	October 31,	October 31,
	2008	2009	Change

Product revenues	$33,493	$24,578	$(8,915)
Service revenues	8,498	9,612	1,114
Total revenues	$41,991	$34,190	$(7,801)

The decrease in the Company’s product revenues was due primarily to decreases in the sales of boards and licenses totaling approximately $7.9 million, most of which was attributable to one of the Company’s largest customers. Additionally, product revenues declined as a result of lower sales to affiliates of Comverse Technology, Inc. of approximately $1.4 million. The Company believes that the demand for its products has been negatively impacted by declines in capital spending by companies operating in the communications industry in recent years. The decline in industry-wide capital spending began to make its most significant adverse impact on the Company’s revenues beginning in the third quarter of fiscal year 2008. Service revenues increased as the installed base of software licenses continued to grow, consequently generating higher levels of fees for software maintenance and support.

Cost of Revenues.

	Nine Months Ended
(dollar amounts in thousands)	October 31,	October 31,
	2008	2009	Change

Product costs	$6,644	$5,373	$(1,271)
Service costs	4,553	3,765	(788)
Total cost of revenues	$11,197	$9,138	$(2,059)

Gross margin (as a percentage of revenues)	73%	73%

Lower materials and production costs from the lower volume of board and license sales resulted in an approximate $0.8 million decrease in cost of product revenues. Excluding payments to compensate holders of certain expired options of approximately $0.2 million charged to cost of revenues in the first fiscal quarter of 2008, personnel and other labor-related expenses included in total cost of revenues were lower by approximately $0.9 million, primarily as a result of the Company employing fewer production personnel during the nine months ended October 31, 2009, as compared to the same period in fiscal year 2008.

Research and Development Expenses.

	Nine Months Ended
(dollar amounts in thousands)	October 31,	October 31,
	2008	2009	Change

Research and development expenses	$12,649	$10,334	$(2,315)
As a percentage of revenues	30%	30%

Personnel and other labor-related costs charged to research and development expenses were lower by approximately $1.6 million, primarily as a result of the Company’s employing fewer research and development personnel during the nine months ended October 31, 2009, as compared to the same period in fiscal year 2008. Additionally, research and development expenses for the nine months ended October 31, 2008 included cash payments to compensate holders of expired options in February 2008 of approximately $0.3 million.

Selling, General and Administrative Expenses.

	Nine Months Ended
(dollar amounts in thousands)	October 31,	October 31,
	2008	2009	Change

Selling, general and administrative expenses	$26,466	$21,413	$(5,053)
As a percentage of revenues	63%	63%

Included in selling, general and administrative expenses were various costs associated with investigation and restatement activities, corporate development, payments made in February 2008 to compensate holders of expired stock options, workforce reductions and employee retention, as summarized in the following table:

	Nine Months Ended
(dollar amounts in thousands)	October 31,	October 31,
	2008	2009	Change

Investigation and restatement related expenses	$3,449	$4,072	$623
Corporate development related expenses	1,497	415	(1,082)
Payments for expired options	1,860	-	(1,860)
Retention and reduction in force expenses	560	1,396	836
Total	$7,366	$5,883	$(1,483)

The investigative activities were completed in early 2008, while restatement related activities have continued into fiscal year 2009 during which the Company completed its Fiscal Year 2008 Form 10-K and Quarterly Reports on Form 10-Q for the fiscal quarters ended October 31, 2008, April 30, 2009 and July 31, 2009. The Company’s corporate development related activities consisted primarily of exploring various strategic options and the evaluation of the special dividend that was paid in April 2009. During each of the fourth fiscal quarters of 2007 and 2008 and in September 2009, the Company made reductions in sales, marketing and administrative staff. As a result, workforce reduction costs were incurred during fiscal years 2008 and 2009.

Excluding the expenses described above, selling, general and administrative expenses decreased by approximately $3.6 million during the nine months ended October 31, 2009, as compared to the same fiscal period in 2008. Personnel and other labor-related expenses were lower by approximately $2.8 million, primarily as a result of reductions in the Company’s sales, marketing and administrative staff and related travel expenses.

Interest and Other Income, net. Interest and other income, net decreased $4.4 million to approximately $1.5 million for the nine months ended October 31, 2009, as compared to the same period in fiscal year 2008, primarily due to lower interest income of approximately $3.8 million. The payment of the special dividend on April 20, 2009 lowered the Company’s total cash equivalents and short-term investments by approximately $200 million, resulting in lower interest income of approximately $2.5 million. The remaining decrease in interest income was primarily due to the significant declines in interest rates on the Company’s cash equivalents and short-term investments occurring throughout fiscal year 2008 and the first quarter of fiscal year 2009.

Income Tax Benefit. For the nine months ended October 31, 2008 and 2009, the Company recorded income tax benefits of approximately $0.9 million and $1.6 million, respectively. The Company’s overall effective tax rate was 36% and 31% for the nine months ended October 31, 2008 and 2009, respectively. The Company’s effective rate for periods in fiscal year 2009 was positively impacted by adjustments made to the income tax provision in the third fiscal quarter of 2009 to reflect the actual amounts of income taxes owed in the Company’s fiscal year 2008 tax return and certain amended prior year tax returns, all of which were filed by the Company during the third fiscal quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2009 and October 31, 2009, the Company’s cash and cash equivalents and short-term investments totaled approximately $282.0 million and $80.1 million, respectively. On April 20, 2009, the Company paid a special cash dividend to its shareholders of record as of the close of business on April 13, 2009, totaling approximately $200 million. The Company has no current plans to pay additional cash dividends on its equity securities. Any future determination as to the declaration and payment of dividends will be made by the Board of Directors in its discretion and will depend upon the Company’s earnings, financial condition, capital requirements, and other relevant factors.

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

Analysis of Cash Flows

Operations for the nine months ended October 31, 2008 provided cash of approximately $0.4 million, and operations for the comparable period in fiscal year 2009 used cash of approximately $2.4 million. The decrease in cash flows from operating activities was primarily attributable to the decrease in interest income earned on the Company’s short-term investments and cash equivalents partially offset by the decrease in the aggregate amount of cash used for expenses associated with investigation and restatement activities, corporate development, payments to compensate employees for certain expired options and payments for retention and reduction in force costs.

The Company’s cash provided by or used in investing activities generally reflected the Company’s shifts between cash equivalents and short-term investments. For fiscal year 2009, the Company has committed to spending less for capital expenditures than it had in fiscal year 2008.

For the nine months ended October 31, 2009, the Company’s financing activities consisted solely of the payment of the special dividend in April 2009. For the nine months ended October 31, 2008, there were no cash flows from financing activities.

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

Sales of development kits are deferred and recognized as revenue over the estimated period of future customer software deployments and related maintenance, which the Company considers to be the economic life of the development kit. Additional development license fees are deferred and recognized as revenue over the remaining estimated economic life of the development kit. The estimation of the economic life of the development kit requires significant management judgment and is based on the customer’s historical project experience. Any change in the estimated economic life of the development kit would affect the amount of revenue recognized in future periods.

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

RECENTLY ADOPTED ACCOUNTING GUIDANCE

Effective February 1, 2009, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) regarding fair value measurements that relates specifically to nonfinancial assets and nonfinancial liabilities. This guidance defined fair value based upon an exit price model, established a framework for measuring fair value and established a fair value hierarchy disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value. The application of this guidance to the Company’s nonfinancial assets and nonfinancial liabilities as of February 1, 2009 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In the second fiscal quarter of 2009, the Company adopted authoritative guidance issued by the FASB that:

•

established a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income;

•	clarified the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured; and
•	expanded the fair value disclosures required for all financial instruments to interim disclosures.

The adoption of this guidance did not have a material impact on the Company consolidated financial statements and related disclosures.

Effective February 1, 2009, the Company adopted authoritative guidance issued by the FASB that revised the accounting and disclosure requirements for business combinations. As the Company did not complete an acquisition during the nine months ended October 31, 2009, the adoption of this revised standard has had no impact on the Company’s consolidated financial statements.

Effective February 1, 2009, the Company retrospectively adopted authoritative guidance issued by the FASB that, for purposes of applying the two-class method in calculating earnings per share, includes as participating securities all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends, as such awards are considered to participate in the undistributed earnings with the common shareholders. The effect of applying this guidance did not have a material effect on the Company’s basic and diluted earnings per share for all periods presented in the condensed consolidated statements of operations.

In the second fiscal quarter of 2009, the Company adopted authoritative guidance issued by the FASB regarding subsequent events that established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company’s adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and notes thereto.

RECENT ACCOUNTING GUIDANCE NOT YET ADOPTED

In October 2009, the FASB issued an accounting standards update that provides authoritative guidance regarding revenue arrangements with multiple deliverables. The guidance in this update:

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

Also, in October 2009, the FASB issued an accounting standards update that applies to multiple-deliverable revenue arrangements that contain both software and hardware elements. This update removes tangible products from the scope of the existing software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are within the scope of the software revenue guidance. The guidance in both accounting standards updates should be applied on a prospective basis for applicable multiple-deliverable revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, an entity can elect to adopt the provisions of the guidance on a retrospective basis. The Company is assessing the potential impact that the application of this guidance may have on its consolidated financial statements and disclosures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to financial market risks, primarily from changes in interest rates that may impact the fair values of the Company’s short-term investments in marketable debt securities. Derivative financial instruments have not been used to manage these risks.

As discussed in Note 3 to the Condensed Consolidated Financial Statements, short-term investments as of October 31, 2009 consisted of marketable debt securities, principally U.S. government agency obligations, which the Company deems available-for-sale. The Company’s investment policy provides guidelines relative to diversification and maturities designed to maintain safety and liquidity. Historically, the Company’s investment purchases consisted primarily of corporate and municipal short and medium-term notes, U. S. government obligations, U. S. government agency obligations and/or mutual funds investing in the like. At any given time, the Company’s mix of investments held as cash and cash equivalents versus short-term investments is dependent upon the Company’s view of each prospective investment’s price risk relative to the attainment of potentially higher yields or returns on its invested cash. A 10% increase or decrease in the fair values of the Company’s short-term investments held at October 31, 2009 would have a material effect on the Company's consolidated financial position.

As of the end of each reporting period, the Company adjusts the carrying amount of each short-term investment to its fair value. For each of the Company’s marketable debt securities held as of October 31, 2009, the Company’s measurements of fair value were based on non-binding market consensus prices that can be corroborated with observable market data.

As of October 31, 2009, cash and cash equivalents and short-term investments totaled approximately $80.1 million. If, during the fiscal year ending January 31, 2010, average short-term interest rates increase or decrease by 50 basis points relative to average rates realized during the year ended January 31, 2009, the Company’s projected interest income from cash and cash equivalents and short-term investments would increase or decrease by approximately $0.4 million, assuming a similar level of investments as held at October 31, 2009.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company completed an evaluation, as of October 31, 2009, under the supervision of and with participation from the Company’s management, including the Chief Executive and Chief Financial Officers, as to the effectiveness of the Company’s disclosure controls and procedures. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, because of the material weaknesses in its internal control over financial reporting described in its Fiscal Year 2008 Form 10-K, the Company’s disclosure controls and procedures were not effective as of October 31, 2009.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Under applicable SEC rules (Exchange Act Rules 13a-15(c) and 15d-15(c)), management (with the participation of the Chief Executive Officer and the Chief Financial Officer) is only required to evaluate the effectiveness of the Company’s internal control over financial reporting as of the end of each fiscal year. However, Exchange Act Rules 13a-15(c) and 15d-15(c) require management (with the participation of the Chief Executive Officer and the Chief Financial

Officer) to evaluate any change in the Company’s internal control over financial reporting that occurred during each fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. In evaluating whether there were any reportable changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2009, management determined (with the participation of the Chief Executive Officer and the Chief Financial Officer) that there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

However, as explained in greater detail under Item 9A of the Fiscal Year 2008 Form 10-K, the Company and its management undertook a broad range of remedial procedures prior to September 30, 2009, the filing date of the Fiscal Year 2008 Form 10-K, to address the material weaknesses in the Company’s internal control over financial reporting identified by management in its Report on Internal Control Over Financial Reporting in such Form 10-K (under Item 9A). While the Company’s management believes that it has addressed the material weaknesses identified in its Fiscal Year 2008 Form 10-K through the implementation of remedial procedures as of the date of the filing of the Fiscal Year 2008 Form 10-K, the material weaknesses cannot be considered remediated until the controls have been operational for a period of time that is adequate to permit testing. Therefore, while there were no changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, the Company continued monitoring the operation of these remedial measures during the quarter ended October 31, 2009.

For a more comprehensive discussion of the material weaknesses in internal control over financial reporting identified by management as of January 31, 2009, and the remedial measures undertaken to address these material weaknesses, investors are encouraged to review Item 9A, Controls and Procedures, of the Fiscal Year 2008 Form 10-K filed on September 30, 2009.

PART II – OTHER INFORMATION

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

Simultaneous with the filing of the Complaint, without admitting or denying the allegations therein, the Company consented to the issuance of a Final Judgment (the “Final Judgment”). The Court imposed the Final Judgment on July 22, 2009, ordering that the Company and its agents are permanently restrained and enjoined from violations, directly or indirectly, of Section 17(a) of the Securities Act of 1933, Sections 13(a), 13(b)(2)(A) and (B) and 14(a) of the Exchange Act and SEC Rules 13a-1, 13a-11, 13a-13 and 14a-9. The Final Judgment also orders the Company to become current in its reporting obligations under Section 13(a) of the Exchange Act on or before November 9, 2009. The Company completed its filings of periodic reports with the SEC as required to be in compliance with the Final Judgment as of October 30, 2009.

From time to time, the Company is subject to claims in legal proceedings arising in the normal course of its business. The Company does not believe that it is currently party to any pending legal actions that could reasonably be expected to have a material adverse effect on its business, financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS.

We have previously disclosed risk factors in Part I, Item 1A of our Fiscal Year 2008 Form 10-K, which was filed with the Securities and Exchange Commission on September 30, 2009. There are no additions to or changes in our risk factors for the quarter ended October 31, 2009 from those disclosed in the Part I, Item 1A of our Fiscal Year 2008 Form 10-K, with the exception that because our common stock was relisted on The NASDAQ Global Market on November 18, 2009, the risk factor entitled “Our stock is quoted on the Pink Sheets, which limits the liquidity of our common stock” is no longer applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the fiscal quarter ended October 31, 2009, the Company issued unregistered securities to an executive officer.

Such unregistered securities were issued pursuant to an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended. The issuance was to an executive officer deemed an “Accredited Investor” that was approved by a Committee of the Board of Directors of the Company solely for compensation purposes and the Company did not receive any cash consideration for such securities. Each certificate issued for such unregistered securities contained a legend stating that such securities have not been registered under the Securities Act of 1933, as amended, and setting forth the restrictions on the transferability and sale of such securities.

The following unregistered securities were issued to a Company executive officer during the fiscal quarter ended October 31, 2009:

Number of Securities
Name	Grant Date	Restricted Shares
Jamie McArdle, Senior Vice President – Worldwide Sales	October 28, 2009	24,575 (1)(2)

(1)

The restricted stock is from the 2005 Stock Incentive Compensation Plan and will vest in three equal annual installments beginning October 28, 2010, subject to Mr. McArdle’s continued employment on such vesting dates.

(2)	As a result of the reverse stock split on November 18, 2009, Mr. McArdle’s restricted shares were adjusted to 6,144 shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

The Company’s Board of Directors authorized a one-for-four reverse stock split of all outstanding shares of common stock, which became effective November 18, 2009. Common share and per common share data previously reported in the Company’s consolidated financial statements included in the Company’s Fiscal Year 2008 Form 10-K and Quarterly Reports on Form 10-Q for the quarters ended April 30, 2009 and July 31, 2009 have been retroactively adjusted to account for the effect of the reverse stock split to the amounts presented in the table below.

Consolidated Balance Sheets (Unaudited)

	January 31,				April 30,	July 31,
	2006	2007	2008	2009	2009	2009
Common stock, shares issued
and outstanding (in thousands)	10,852	10,871	10,898	10,898	10,898	10,982

Consolidated Statements of Operations (Unaudited)

	Years ended January 31,
	2006	2007	2008	2009
Earnings (loss) per share:
Basic	$ 1.89	$ 1.16	$ 0.36	$(0.29)
Diluted	$ 1.86	$ 1.14	$ 0.35	$(0.29)

Weighted average common shares outstanding (in thousands):
Basic	10,806	10,865	10,871	10,875
Diluted	11,016	11,054	11,051	10,875

Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended				Six months ended
	April 30,	April 30,	July 31,	July 31,	July 31,	July 31,
	2008	2009	2008	2009	2008	2009
Earnings (loss) per share:
Basic	$(0.12)	$(0.08)	$ 0.05	$(0.05)	$(0.07)	$(0.13)
Diluted	$(0.12)	$(0.08)	$ 0.05	$(0.05)	$(0.07)	$(0.13)

Weighted average common shares outstanding (in thousands):
Basic	10,874	10,883	10,875	10,902	10,874	10,888
Diluted	10,874	10,883	10,990	10,902	10,874	10,888

ITEM 6.                    EXHIBITS.

(a)	Exhibit Index.

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

ULTICOM, INC.

Dated:	December 10, 2009	/s/ Shawn K. Osborne
Shawn K. Osborne
President and Chief Executive Officer

Dated:	December 10, 2009	/s/ Mark A. Kissman
Mark A. Kissman
Senior Vice President and Chief Financial Officer