Form 10-K
period 2010-01-31
ULTICOM INC
filed 2010-04-20
CIK 1103184

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number:  0-30121

ULTICOM, INC.
(Exact name of registrant as specified in its charter)

New Jersey (State of incorporation)	22-2050748 (I.R.S. Employer Identification No.)

1020 Briggs Rd. Mt. Laurel, NJ	08054
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (856) 787-2700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐                                                Accelerated Filer ☐

Non-Accelerated Filer ☒                                                 Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Exchange Act).  Yes ☐   No ☒

The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (July 31, 2009), was approximately $25,061,987.

There were 11,118,361 shares of common stock of the registrant, no par value, outstanding as of April 12, 2010.

DOCUMENTS INCORPORATED BY REFERENCE:

The registrant has incorporated by reference in Part III of this report on Form 10-K portions of the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders to be held on June 3, 2010, which is expected to be filed with the Securities and Exchange Commission not later than 120 days after the end of the registrant’s last fiscal year.

ULTICOM, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 31, 2010

FORWARD-LOOKING STATEMENTS

Certain statements by Ulticom, Inc. (referred to herein as “Ulticom,” the “Company,” “we,” “our” or “us”) appearing in Item 1 (Business), Item 1A (Risk Factors), Item 3 (Legal Proceedings), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and elsewhere in this Annual Report on Form 10-K (“2009 Form 10-K”) constitute “forward-looking statements” for purposes of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto. In some cases, forward-looking statements can be identified by the use of future or conditional words such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “intends,” “seeks,” “projected,” “believes,” “potential” or “continue” or the negative thereof or other comparable terminology.

There can be no assurances that forward-looking statements will be achieved. By their very nature, forward-looking statements involve known and unknown risks, uncertainties, and other important factors that could cause our actual results or performance to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties may also give rise to future claims and increase our exposure to contingent liabilities.  These risks and uncertainties arise from (among other factors):

•
our incurring substantial expenses for litigation and governmental enforcement actions which may continue to increase our exposure to contingent liabilities because of historical improper accounting practices which required restatement adjustments to be made in our consolidated financial statements as disclosed in the Annual Report on Form 10-K for the year ended January 31, 2009 (the “2008 Form 10-K”) and resulted in our inability to file required periodic reports with the SEC during the period from December 2005 to September 30, 2009;

•
a Final Judgment that was entered in connection with our settlement of a SEC enforcement proceeding that permanently enjoins us from violating Section 17(a) of the Securities Act of 1933, Sections 13(a), 13(b)(2)(A) and (B) and 14(a) of the Securities Exchange Act of 1934 and SEC Rules 13a-1, 13a-11, 13a-13 and 14a-9;

•
our directors and officers liability insurance is unlikely to cover potential expenses or liabilities relating to our historical improper option-related accounting practices, and could result in significant indemnification liabilities being uninsured, which could have a material adverse effect on our business, financial position, results of operations or cash flows;

•	changes in our capital structure, including, but not limited to changes relating to our payment of a special dividend in April 2009;
•
inaccuracies in our historical periodic reports filed with the SEC prior to September 30, 2009, and, as indicated in our Current Report on Form 8-K dated April 16, 2006, such reports cannot be relied upon;

•
our majority shareholder, Comverse Technology, Inc., controls the outcome of all matters submitted for shareholder action, including the composition of our Board of Directors and the approval of significant corporate transactions and the interests of our majority shareholder may not be aligned with the interests of our other shareholders;

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

•
our investment in sales and marketing and research and development are a significant percentage of our revenues, and the failure for a market to emerge for these new products or customers to accept them could adversely affect our business and the investments may be lost;

•
our dependence on a limited number of telecommunication industry customers for a significant percentage of our revenues, which customers may experience difficulties due to the current market environment and reductions in capital spending by telecommunication service providers on projects that incorporate our products;

•	aggressive competition which may force us to reduce prices;
•	our holding a large proportion of our assets in investments in marketable debt securities;
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

•	the impact changes in general economic conditions may have on our business;
•	our ability to maintain the listing of our common stock on a national securities exchange;
•
our dependence on customers outside of the United States for a significant portion of our total revenues and our exposure to particular risks associated with international transactions, including political decisions affecting tariffs and trade conditions, rapid and unforeseen changes in economic conditions in individual countries, turbulence in foreign currency and credit markets, and increased costs resulting from lack of proximity to the customer; and

•	our ability to recruit and retain qualified personnel.

These risks and uncertainties, as well as other factors, are discussed in greater detail in Item 1A (Risk Factors) of this Form 10-K.  The Company makes no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made, except where otherwise required by law.

PART I

ITEM 1.                      BUSINESS.

THE COMPANY

Ulticom, Inc. (“Ulticom” and together with its subsidiaries, the “Company”) is a provider of network signaling and information delivery solutions. The Company is engaged in one operating segment: the design, development, manufacture, marketing, and support of software and hardware for use in the communications industry. The Company’s Signalware family of application-ready products is used by equipment manufacturers, application developers, and communication service providers to access signaling related information necessary to deploy revenue generating infrastructure and enhanced services within fixed and mobile telecommunication networks.  Signalware products are also embedded in a range of packet soft-switching products to interoperate or converge voice and data networks.  The Company’s Signalware family of network-ready products is used by equipment manufacturers, system integrators and communication service providers to bridge disparate signaling networks and transfer or route signaling information between network elements.

The Company was founded in December 1974 as DGM&S and was acquired by Comverse Technology, Inc. in August 1995.  The Company subsequently completed an initial public offering of its common stock in April 2000.  Its common stock is currently traded on The NASDAQ Global Market under the symbol “ULCM.” The Company is a New Jersey corporation and is a subsidiary of Comverse Technology, Inc., which held approximately 66% of its outstanding common stock as of April 12, 2010.  The Company’s principal executive offices are located at 1020 Briggs Road, Mount Laurel, New Jersey 08054, and its telephone number is (856) 787-2700.  The Company has four wholly owned foreign subsidiaries: Ulticom Europe, SAS; Ulticom Asia Pacific, Pte. Ltd.; Ulticom India Private, Ltd. and Ulticom Japan GK.  The Company also has branches in China and Korea.

The Company’s Internet address is www.ulticom.com. The information contained on the Company’s website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K.  The Company makes available, free of charge, on its website, its Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q, its Current Reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after the Company has electronically filed such material with, or furnished it to, the United States Securities and Exchange Commission ("SEC"). The Company’s fiscal year begins on February 1 and ends on January 31.

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

Historically, signaling information was transmitted in-band on each segment of the circuit using the same path that would ultimately be used by the voice traffic. In-band signaling information was originally communicated by human operators manually setting up the segments by verbally communicating instructions between nodes. Subsequently, signaling evolved to automated multi-frequency signaling information exchanges. However, the call set-up and tear-down was slow and was an inefficient use of circuits. In addition, since the signaling information shared the same path as the voice traffic, signaling was precluded while the call was in progress relegating signaling primarily to circuit set-up and tear-down duties.

Separate Signaling Information Network

In order to overcome the inefficiencies of in-band signaling, a separate dedicated overlay signaling network was introduced. Based on a globally accepted set of standards and protocols called Signaling System #7 (“SS7”), the overlay signaling network provides circuit-related and non-circuit-related signaling information exchanges. The circuit-related signaling information reduces call set-up times and improves circuit utilization over the former in-band signaling techniques, while the non-circuit related signaling information provides the basis for transaction oriented services. The signaling infrastructure processes, in real-time, the information needed to set up, connect, route, terminate, and bill a circuit-switched call, while also providing a foundation to develop and offer value-added services.  SS7 provides the speed and reliability required for processing complex call control information.

Signaling in Mobile Networks

While SS7 was initially created to support the delivery of signaling information in fixed networks, it also has become an essential element for connecting calls and delivering services in mobile networks.  In addition to providing the signaling information exchange between fixed and mobile networks, SS7 efficiently allows mobile service providers to register and authenticate subscribers as they move between mobile cell areas. SS7 signaling provides the mechanism to communicate the essential information that is the foundation for enhanced database services such as prepaid calling and voice and text messaging.  SS7 is designed to be robust, flexible, and scalable enabling service providers to offer new services quickly and reliably.

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

SS7 and Packet Bearer Networks

Packet network carriage of voice and data traffic does not negate the need for the exchange of information via SS7 signaling. Since SS7 is the globally accepted signaling standard protocol, it has become the critical element needed to connect and interoperate packet networks with the existing circuit network infrastructure.  Fixed, mobile, and packet network providers worldwide have implemented SS7 as an important component to connect to traditional signaling networks allowing voice and data communications on traditional and packet networks to exchange the essential information to enable convergence.

Sigtran

Similar to the movement of bearer traffic from traditional circuits to packet networks, SS7 signaling has followed this path as well with a variation of SS7 over IP.  The variant of SS7 over IP has been standardized by the Internet Engineering Task Force (“IETF”) Signaling Transport (“SIGTRAN”) working group. SIGTRAN has standardized several different SS7 over IP components as well as the SIGTRAN Signaling Gateway which defines the interworking required between traditional SS7 and SS7 over IP signaling networks to enable seamless information exchanges between traditional SS7 and IP-based SIGTRAN networks.

Service Platforms

The platforms used to deploy telephony services have continued to evolve in tandem with the evolution of the computer industry. Early service platforms were purpose-built with proprietary hardware and operating systems. Second generation service platforms leveraged open systems technology and standard operating systems such as Solaris and Linux. These second generation platforms typically scaled through multi-processor and clustering technologies. More recent advances in service platforms leverage Information Technology (IT) and Web Services architectures where “racking and stacking” of low cost computers is combined with Application Delivery Controllers (ADC) to achieve scaling, redundancy and disaggregation of signaling  through intelligent load balancing and signaling gateway functionality.

The Company’s Products and Services

The Company’s products provide network signaling and the delivery of signaling information. Information access and routing are key enabling functions of the Information Delivery capability. These functions enable communications services ranging from network-based calling name identification to Application Store over-the-top services such as real estate finders and social networking applications which are made smarter and more personal through the delivery of presence, location, identity and other network derived information.

Signalware Application-Ready

The Company’s Signalware Application-Ready (“Signalware AR”) product family provides the SS7 connectivity and access to signaling information required to offer value-added services. Signalware AR is embedded within fixed, mobile and Internet service provider applications to interconnect and interoperate voice, data and video communication systems. In addition,

Signalware AR plays a key role in the convergence of disparate networks by providing a means to bridge circuit and packet technology. Signalware AR offers many of the features that are crucial to the connectivity of communication networks and the rapid delivery of revenue generating services.  These features include:

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

Signalware AR works with multiple SS7 networks and supports a wide variety of SS7 protocol information elements.  It provides the functionality and information access needed for call set-up/termination and call routing/billing.  Signalware AR products also include features that enable the transition from SS7 signaling to emerging packet signaling standards including SIGTRAN.

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

In fiscal years 2007, 2008 and 2009, revenues from Signalware AR products accounted for approximately 79%, 78% and 69%, respectively, of the Company’s total revenues.

Signalware Network-Ready

The Company’s Signalware Network-Ready (“Signalware NR”) product family provides information routing functionality in the form of signaling gateways, edge Signal Transfer Points, and advanced Signaling Application Delivery Controllers. Signalware NR enables hybrid network solutions designed to support incremental migration of existing time division multiplexing-based infrastructure and services to more cost effective next-generation IP-based networks. Signalware NR is built upon the Signalware AR platform.

Signalware NR offers equipment providers a key element to route signaling information over IP and traditional time division multiplexed communications paths. This allows services to be efficiently deployed in a geographically distributed manner or in IT-like server farm architectures while still leveraging the existing signaling infrastructure. Signalware NR enables equipment providers to add value at the network edge without disturbing the core signaling network allowing service providers to cap investments on core signaling transfer points. This enables functions that were formerly captive in the network core to be extended to the network edge, allowing service providers to leverage their existing investment while incrementally and efficiently expanding to meet demand for services such as wireless prepaid calling, text messaging, free-phone, global roaming, and VoIP.  The Company believes that not only does Signalware NR ensure interoperability and limit service disruption, it also delivers lower cost of operation and initial investment.

Combining the Company’s field-proven signaling technology and the benefits of open computing systems, Signalware NR provides a bridge for systems and service providers to maximize existing investments while capitalizing on emerging opportunities for revenue generating services.

In each of the fiscal years 2007, 2008 and 2009, revenues from Signalware NR products accounted for less than 3% of the Company’s total annual revenues.

Services

The Company believes that customer support, training, and professional services are integral to building and maintaining strong customer relationships. Customer support is offered as part of the maintenance agreements for both Signalware AR and Signalware NR.

Customer Support. The Company provides comprehensive technical support to help customers develop and deploy new services and solutions using Signalware AR and Signalware NR. Customer support representatives interface with customers’ technical staff by answering questions, resolving problems, and providing assistance.  Service options are available up to 24 hours a day, 7 days a week. Customer support is managed through corporate headquarters in Mount Laurel, New Jersey with remote service locations providing extended geographic and time zone coverage.

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

Professional Services. The Company offers fee-based consulting and development services to create customer-specific enhancements to its products and assist with deployment of its products in service provider networks. An experienced engineering staff provides such services. This service assists customers by accelerating their time-to-market, and also facilitates the point in the development cycle when the Company begins to receive recurring deployment license and board revenues.

In fiscal years 2007, 2008 and 2009, revenues from customer support, training, and professional services associated with Signalware products accounted for approximately 18%, 21% and 28%, respectively, of the Company’s total annual revenues.

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

The Company’s products are currently used by more than 50 customers and are deployed by more than 300 service providers in more than 100 countries. The Company markets its products and services primarily through a direct sales organization and through distributors. The Company has entered into distribution agreements with Beijing Teamsun Technology Co., Mantica Solutions, S.L., and Macnica Networks Company that have resulted in deployments of the Company’s products in mobile, fixed and IP networks in China, Spain, and Japan, respectively. Customers include: (i) network equipment manufacturers, such as Alcatel-Lucent (formerly Alcatel) and Nokia Siemens Networks (formerly Siemens Networks AG); (ii) application developers, such as Comverse Ltd. (a subsidiary of Comverse Technology, Inc., an affiliate of the Company) and Sonus Networks, Inc.; and (iii) service providers, such as Verizon, Inc. and Orange Personal Communications Services Limited.

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

The Company currently derives a significant portion of its total revenues from customers outside of the United States.  Financial information regarding the Company’s operations in these geographic areas is presented in Note 12 to the Consolidated Financial Statements included in Item 15 of this 2009 Form 10-K.

The table below presents the Company’s customers that account for 10% or more of the Company’s total revenues:

	Fiscal Years
	2007	2008	2009
Nokia Siemens Networks	35%	33%	18%
Sonus Networks, Inc.	16	13	17
Alcatel-Lucent	11	14	22
All other	38	40	43
Total	100%	100%	100%

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

RESEARCH AND DEVELOPMENT

The Company continues to enhance the features and performance of existing products and introduce new products and solutions. The Company believes that its future success depends on a number of factors, which include the Company’s ability to:

●	identify and respond to emerging technological trends in its target markets;
●	develop and maintain competitive solutions that meet customers’ changing needs; and
●	enhance existing products by adding features and functionality that differentiate the Company’s products from those of its competitors.

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

For fiscal years 2007, 2008 and 2009, the Company’s research and development expenses were approximately $16.4 million, $16.3 million and $13.3 million, respectively. The Company conducts research and development activities in the United States and France. As of January 31, 2010, there were approximately 82 employees engaged in research and development activities. The Company believes that recruiting and retaining highly skilled engineering personnel is essential to its success.

PATENTS AND INTELLECTUAL PROPERTY RIGHTS

The Company operates under a variety of registered trademarks such as Signalware® Signalcare®, Ulticom® and Service Essential Solutions®.

The Company has accumulated a significant amount of proprietary know-how and expertise over the years in developing network signaling software technologies and communication protocols.  The Company’s continued success is dependent, in part, upon its ability to protect proprietary rights to the technologies used in its products. If the Company is not adequately protected, competitors could use the intellectual property that it has developed to enhance competing products and services, which could harm the Company’s business. To safeguard its proprietary technology, the Company relies on a combination of technical innovation; laws pertaining to trade secrets, copyrights, patents, and trademarks; restricted licensing arrangements and non-disclosure agreements; each of which affords only limited protection.

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

Competitors for the Company’s Signalware AR products include a number of companies ranging from SS7 software solution providers, such as Aricent and Tieto Corporation, to vendors of communication and network infrastructure equipment, such as Continuous Computing Corporation and Hewlett-Packard Company, and board vendors such as Adax, Interphase, and Performance Technologies.

Competitors for the Company’s Signalware NR products include a number of companies ranging from SS7 network equipment providers, such as Hewlett-Packard Company, Performance Technologies, and Tekelec, to next-generation network equipment manufacturers, such as Cisco and Huawei.

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

EMPLOYEES

As of January 31, 2010, the Company had approximately 143 employees in the U.S. The Company’s U.S. employees are not covered by a collective bargaining agreement and the Company considers its relationship with its employees to be good.  As of January 31, 2010 the

Company’s international operations in Europe and Asia Pacific had 49 and 10 employees, respectively, who are subject to local labor laws that contain requirements regarding termination, severance payments, and other obligations that are significantly more onerous for the Company than those in the United States.

ENVIRONMENTAL

The Company has historically incurred costs associated with complying with environmental laws and regulations applicable to the components used in its interface boards.  These expenditures have not been material with respect to the Company’s capital expenditures, earnings or competitive position.

ITEM 1A.                      RISK FACTORS.

The risks described below, together with all of the other information included in this 2009 Form 10-K, should be carefully considered in evaluating our business and prospects.  The risks and uncertainties described below could adversely affect our results of operations or financial condition and cause our actual results to differ materially from those expressed in forward-looking statements made by us.  Although we believe that we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our future performance or financial condition. In addition, information regarding various risks and uncertainties facing us are included under Items 1 and 7 of this 2009 Form 10-K.  Solely for purposes of the risk factors in this Item 1A, the terms "we," "our," and "us" refer to Ulticom, Inc. and its subsidiaries.

Risks Relating to Investing in Our Common Stock

We have incurred substantial expenses for litigation and governmental enforcement action and may continue to have increased exposure to contingent liabilities because of historical improper accounting practices which required restatement adjustments to be made in our consolidated financial statements as disclosed in the 2008 Form 10-K and resulted in our inability to file required periodic reports with the SEC during the period from December 2005 to September 30, 2009.

As disclosed in our 2008 Form 10-K, we have made certain restatement adjustments in our consolidated financial statements as of February 1, 2005 in connection with (a) improper historical option grant practices and other unrelated historical accounting practices; (b) our evaluation of our software revenue recognition policies for complex contractual arrangements; and (c) our evaluation of our accounting practices with respect to the recognition of depreciation expense.  Due to the pendency of the restatement adjustments, we were unable to make required filings of Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K from December 2005 until September 30, 2009.  These issues have exposed us to risks associated with litigation, regulatory proceedings and government enforcement actions as well as substantial expenses for legal, accounting, tax and other professional services and have diverted management’s attention from our business.

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

Because we were not current in our Exchange Act reporting obligations and did not file required periodic reports with the SEC prior to September 30, 2009, we were unable to utilize a Form S-8 Registration Statement and accordingly, unable to permit employees to exercise stock options during the period from April 17, 2006 through December 10, 2009.  We have received correspondence from counsel representing three former employees, one of whom is a former officer, indicating that we may be sued by such parties in connection with their inability to exercise stock options. It is possible that we may be sued by these or other employees in connection with their stock options, employment terminations and other matters.  These lawsuits may be time consuming, expensive, and may cause further distraction from the operation of the business.

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

Our directors and officers liability insurance is unlikely to provide coverage for potential expenses or liability relating to our historical improper option-related accounting practices and, accordingly, significant indemnification liabilities are likely to be uninsured and could have a material adverse effect on our business, financial position, results of operations or cash flows.

We are obligated, subject to certain limitations, to indemnify our current and former directors, officers and employees against personal liability for their actions in service to the Company, which would include regulatory or litigation matters relating to our historical improper stock option granting practices.  Such obligations may arise under the terms of our amended and restated certificate of incorporation, our amended and restated bylaws, applicable agreements or New Jersey law.  An obligation to indemnify generally means that we are required to pay or reimburse damages and other liabilities that may be incurred, as well as the individual’s legal expenses that may be incurred in defending the matter.  Our insurance coverage for periods prior to June 29, 2007 is unlikely to provide coverage for expenses resulting from our historical improper stock option granting practices and any such coverage is shared with Comverse Technology, Inc. and related parties.  Factors that may affect any available coverage are minimum  retention  requirements  and  exceptions  for  certain  non – qualifying  expenses.

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

Simultaneous with the filing of the Complaint, without admitting or denying the allegations therein, we consented to the issuance of a Final Judgment (the “Final Judgment”).  The Court imposed the Final Judgment on July 22, 2009, ordering that the Company and its agents are permanently restrained and enjoined from any violations, directly or indirectly of Section 17(a) of the Securities Act of 1933, Sections 13(a), 13(b)(2)(A) and (B) and 14(a) of the Exchange Act and SEC Rules 13a-1, 13a-11, 13a-13 and 14a-9.  The Final Judgment provided that the Company must become current in its reporting obligations under Section 13(a) of the Exchange Act on or before November 9, 2009.

We believe that we have complied with the Final Judgment. Future violations, however, of the Final Judgment could require us to pay material fines or suffer other penalties, each of which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Certain of our periodic reports filed with the SEC are inaccurate and cannot be relied upon.

We have not amended and do not plan to amend our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q that we have filed prior to September 30, 2009.  Accordingly, the consolidated financial statements and related financial information contained in such reports should not be relied upon as described in our Current Report on Form 8-K dated April 16, 2006.  For the same reason, investors also should not rely on the unaudited financial results reported in Current Reports on Form 8-K prior to September 30, 2009.

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

Prior to April 20, 2009, we held approximately $280 million of cash.  On April 2, 2009, our Board of Directors declared a special cash dividend (the “Special Dividend”) of approximately $200 million, payable on April 20, 2009 to our shareholders of record as of the close of business on April 13, 2009.  After giving effect to the Special Dividend, our cash assets were reduced by approximately $200 million.  Our cash reserves may be inadequate to fund unanticipated contingent liabilities or any significant changes in or expansions to our business plan.

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

Because a significant proportion of our revenues are dependent upon deployment of our products by our customers, we lack visibility to the ultimate timing of a sale.  A delay, cancellation or other factors resulting in the loss or deferral of a sale may not be discernible until the end of a financial reporting period.  Accordingly, it has been and continues to be very difficult for us to accurately forecast future revenues and operating results. If we fail to adequately forecast revenues, we may have incurred planned expenditures that are not warranted given revenue levels and accordingly could report a loss.

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

The communications industry is subject to rapid technological change.  The introduction of new technologies in the communications market, including the delay in the adoption of such new technologies, and new alternatives for the delivery of services are having, and can be expected to continue to have, a profound effect on competitive conditions in the market and the success of market participants, including us.  Our continued success will depend on the ability to correctly anticipate technological trends, to react quickly and effectively to such trends, enhance our existing product line, and to introduce new products on a timely and cost-effective basis.  The life cycle of our product line is difficult to estimate.  Discontinuing a product line may result in the incurrence of special charges, such as costs associated with a reduction in workforce.  These strategic decisions could result in changes to determinations regarding a product’s useful life and the recoverability of the carrying basis of certain assets.

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

Over 90% of our revenue is derived from our Signalware AR products and related services.  If demand for this product decreases or if we are unable to replace this product and related service revenue with revenue from a product that has similar acceptance with our customers, this would cause a material adverse effect on our business. In recent fiscal periods, we have reduced R&D expenditures in order to conserve capital given the uncertain economic environment and decreased levels of revenue, which reduction may adversely impact our competitive position in development of new products and enhancements.

We are endeavoring to migrate our largest selling product to new network technologies and protocols; however, even if this development is successful, it may not be as profitable.

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

A limited number of customers have contributed to a significant percentage of our revenues; with 57% of our fiscal year 2009 revenues derived from only three customers (Nokia Siemens Networks, Alcatel-Lucent, and Sonus Networks, Inc.).  We anticipate that our operating results in any given period will continue to depend significantly upon revenues from a small number of customers.  The deferral or loss of one or more significant orders from any of these customers or the loss of any of these customers could have an adverse effect on our business and operating results.

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

Investment in sales and marketing and research and development are a significant percentage of our revenues, and the failure for a market to emerge for these new products or customers to accept them could adversely affect our business and the investments may be lost.

Our investments in the areas of sales and marketing, and research and development are a significant percentage of our revenues.  Our research and development activities include ongoing investment in the development of additional features and functionality for our products, including products based on emerging open standards for Internet protocols that facilitate the convergence of voice and data networks.  The success of these initiatives will be dependent upon, among other things, the emergence of a market for these types of products and their acceptance by existing and new customers.  Our business may be adversely affected by our failure to correctly anticipate the emergence of a market demand for certain products or services, or delays or changes in the evolution of market opportunities.  If a sufficient market does not emerge for new or enhanced products developed by us, or we are not successful in marketing such products, our growth could be adversely affected and our investment in those products may be lost.

Failure to attract and retain qualified personnel, including key management, could have an adverse effect on us.

Our success is dependent on recruiting and retaining key management and highly skilled technical, managerial, sales, and marketing personnel.  The market for highly skilled personnel remains very competitive.Our ability to attract and retain employees also may be affected by, among other reasons, speculation regarding a potential change of control or cost control actions, which in the past and may again in the future, include reductions in our workforce and the associated reorganization of operations. If the costs of attracting and retaining qualified personnel increase significantly, our financial results could be adversely affected.

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

International sales are predominately denominated in U.S. dollars, and we have not been exposed to material fluctuations in foreign currency exchange rates related to sales.  We have certain expenses, however, denominated in foreign currency which expose us to higher expenses due to fluctuations in foreign currency exchange rates.  From time to time, we may choose to limit our exposure by utilizing hedging strategies.  There can be no assurance that any such hedging strategies that we may undertake would be successful in avoiding exchange rate losses.

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

Our investment activities and changes in interest rates could adversely affect our financial position and results of operations.

We hold a large proportion of our assets in marketable debt securities.  Such investments subject us to the risks inherent in the capital markets generally. Given the relatively high proportion of our liquid assets relative to our overall size, the results of our operations are materially affected by the results of our capital management and investment activities and the risks associated with those activities.  In addition, changes in interest rates may in the future have an adverse effect on our results of operations.

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

Our Board of Directors has the authority to cause us to issue, without vote or action of our shareholders, up to 2,500,000 shares of undesignated stock and has the ability to divide such undesignated shares into one or more classes of common or preferred stock and to further divide any classes of preferred stock into series.  Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, or other rights superior to the rights of holders of our common stock.  We are also authorized to issue, without shareholder approval, common stock.  The issuance of either preferred or common stock could have the effect of making it more difficult for a person to acquire, or could discourage a person from seeking to acquire control of us.  If this occurs, investors could lose the opportunity to receive a premium on the sale of their shares in a change of control transaction.

Our results of operations could vary as a result of the methods, estimates, and judgments that we use in applying our accounting policies.

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies and Estimates” in Part II, Item 7 of this 2009 Form 10-K). Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                      PROPERTIES.

The Company’s headquarters and development facilities consist of approximately 35,000 square feet of leased office space located in Mount Laurel, New Jersey. The Company’s subsidiaries lease approximately 14,000 square feet of office space in Sophia-Antipolis, France; 4,000 square feet of office space in Singapore; and sales offices in Massachusetts, China, Korea and Japan.

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

ITEM 4.                             RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

MARKET FOR COMMON STOCK

Beginning on February 1, 2007 and ending on November 24, 2009, the Company’s common stock was quoted on the over-the-counter (OTC) securities market under the symbol “ULCM.PK” with pricing and financial information provided by Pink OTC Markets, Inc.  Effective November 25, 2009, the Company’s common stock relisted and began trading on The NASDAQ Global Market under the symbol “ULCM.”  The table presented below sets forth the high and low bid quotations as reported by Pink OTC Markets, Inc. from February 1, 2008 through November 24, 2009 and high and low intra-day sales prices of the Company’s common stock as reported on The NASDAQ Global Market for the period from November 25, 2009 through January 31, 2010.  The Company’s Board of Directors authorized a one-for-four reverse stock split of all outstanding shares of common stock, which became effective November 18, 2009. All amounts prior to November 18, 2009 have been retroactively adjusted for the effects of the reverse stock split.

FISCAL YEAR	FISCAL QUARTER	LOW	HIGH

2008	02/1/08 - 04/30/08	$24.80	$29.20
	05/1/08 - 07/31/08	$26.16	$34.40
	08/1/08 - 10/31/08	$19.40	$32.00
	11/1/08 - 01/31/09	$14.00	$26.00
2009	02/1/09 - 04/30/09*	$6.00	$27.60
	05/1/09 - 07/31/09	$7.00	$9.40
	08/1/09 - 10/31/09	$7.20	$12.76
	11/1/09 - 01/31/10	$9.08	$10.39

*On April 20, 2009, the Company paid a $4.58 per share special dividend (equivalent to $18.32 per share retroactively adjusted for the effects of the one-for-four reverse stock split). None of the high and low prices for periods prior to this date have been adjusted to account for the effects of the special dividend.

HOLDERS OF RECORD

There were approximately 37 holders of record of the Company’s common stock on April 12, 2010.  Such record holders include those who are nominees for an undetermined number of beneficial owners.

PERFORMANCE GRAPH

The following performance graph compares the cumulative five-year total return to shareholders from an investment in the Company’s common stock with the cumulative five-year total returns of the NASDAQ Computer index and the NASDAQ Composite index, assuming a hypothetical investment of $100 in the Company’s common stock and in each index on January 31, 2005 and the reinvestment of any dividends. The performance shown is not necessarily indicative of future performance. The Company’s Board of Directors authorized a one-for-four reverse stock split of all outstanding shares of common stock, which became effective November 18, 2009. On April 20, 2009, the Company paid a $4.58 per share special dividend (equivalent to $18.32 per share retroactively adjusted for the effects of the reverse stock split). Prices used in the performance graph for periods prior to November 18, 2009 have been adjusted to account for the effects of the reverse stock split.

Cumulative Total Return

	Jan. 31, 2005	Jan. 31, 2006	Jan. 31, 2007	Jan. 31, 2008	Jan. 31, 2009	Jan. 31, 2010
Ulticom, Inc.	$100.00	$73.33	$61.96	$51.81	$41.87	$50.58
Nasdaq Computer Index	$100.00	$111.43	$116.10	$117.31	$70.70	$115.47
Nasdaq Composite Index	$100.00	$111.80	$119.47	$115.88	$71.59	$104.12

DIVIDENDS

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

ITEM 6.                      SELECTED CONSOLIDATED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes appearing in Item 15 in this 2009 Form 10-K.

	YEARS ENDED JANUARY 31,
	(In thousands, except per share data)
	2006	2007	2008	2009	2010
Consolidated Statement of Operations Data:
Revenues	$60,632	$63,593	$59,010	$53,047	$45,838
Cost of revenues	15,791	16,085	16,316	14,500	11,991
Gross profit	44,841	47,508	42,694	38,547	33,847
Research and development expenses	12,353	15,155	16,363	16,288	13,289
Selling, general and administrative expenses	17,122	28,340	35,523	34,145	27,633
Income (loss) from operations	15,366	4,013	(9,192)	(11,886)	(7,075)
Interest and other income, net	8,103	12,660	12,364	7,098	1,953
Income (loss) before income tax expense (benefit)	23,469	16,673	3,172	(4,788)	(5,122)
Income tax expense (benefit)	2,992	4,120	(715)	(1,652)	(627)
Net income (loss)	$20,477	$12,553	$3,887	$(3,136)	$(4,495)

Earnings (loss) per share—diluted (1)	$1.86	$1.14	$0.35	$(0.29)	$(0.41)
Weighted average common and common equivalent shares outstanding – diluted (1)	11,016	11,054	11,051	10,875	10,896

	AS OF JANUARY 31,
	2006	2007	2008	2009	2010
Consolidated Balance Sheet Data:
Total assets	$295,774	$310,754	$318,401	$314,951	$107,057

(1) The Company’s Board of Directors authorized a one-for-four reverse stock split of all outstanding shares of common stock, which became effective November 18, 2009.  The common share and per common share data previously reported as of and for the years ended January 31, 2006, 2007, 2008 and 2009 have been retroactively adjusted to account for the effect of the reverse stock split.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in Item 15 in this 2009 Form 10-K.  The discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from the results contemplated in these forward-looking statements as a result of factors including, but not limited to, those described under “Item 1A – Risk Factors.”

OVERVIEW OF COMPANY’S OPERATIONS

The Company designs, develops, markets, licenses and supports network signaling solutions. Its products are sold primarily through direct sales to network equipment manufacturers, application developers, and service providers who include the Company’s products within their systems or services. Product revenues consist primarily of sales of software licenses and interface boards. Service revenues consist primarily of software maintenance fees related to previously deployed licenses of the Company’s products and fees for support services. Service revenues are expected to show less volatility than product revenues. The key drivers of the Company’s financial results are:

•	product price and volume;
•	cost to support new and existing customer deployments of its products;
•	investments in product enhancements and expansion into new markets; and,
•	interest income earned on its cash equivalents and short-term investments.

Revenues for fiscal year 2009 declined 14%, as compared to fiscal year 2008. This decline in revenues began in the second half of fiscal year 2008, primarily as a result of the slowdown of infrastructure spending by communication service providers and declines in technology expenditures. In response to these circumstances, during the fourth fiscal quarter of 2008, the Company took measures to reduce selling, general and administrative expenses, consisting primarily of making reductions in the number of sales and marketing personnel. As a result of implementing these measures, personnel and other labor-related costs charged to selling, general and administrative expenses for fiscal year 2009 were approximately $1.3 million lower than the comparable amount for fiscal year 2008. In September 2009, the Company took additional actions to lower its costs to operate more effectively at these lower sales levels, principally consisting of reductions in the numbers of personnel in substantially all areas of its operations. On an annualized basis, operating expenses are expected to decrease by approximately $2.2 million as a result of the actions taken in September 2009.

For fiscal years 2008 and 2009, the Company’s financial results were also negatively impacted by the substantial expenses related to investigation, restatement and corporate development activities, as well as employee retention and workforce reduction payments. The activities associated with investigating improper accounting practices were completed in early 2008, while restatement related activities continued into and were completed during fiscal year 2009.

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

The Company’s common stock was relisted on The NASDAQ Global Market on November 25, 2009.

RESULTS OF OPERATIONS

Year Ended January 31, 2010 (“fiscal year 2009”) Compared to Year Ended January 31, 2009 (“fiscal year 2008”)

Revenues.

(dollar amounts in thousands)	Fiscal year	Fiscal year
	2008	2009	Change
Product revenues	$41,939	$32,850	$(9,089)
Service revenues	11,108	12,988	1,880
Total revenues	$53,047	$45,838	$(7,209)

The decrease in the Company’s product revenues was due primarily to decreases in the sales of boards and licenses totaling approximately $8.2 million. Most of this decrease was attributable to one of the Company’s largest customers, which has experienced a significant decline in sales of products in which the Company’s boards are embedded. Additionally, product revenues declined as a result of lower sales to affiliates of Comverse Technology, Inc. of approximately $1.2 million. The Company believes that the demand for its products has been negatively impacted by declines in capital spending by companies operating in the communications industry in recent years.  The decline in industry-wide capital spending began to make its most significant adverse impact on the Company’s revenues beginning in the third quarter of fiscal year 2008. Service revenues increased as the installed base of software licenses continued to grow, consequently generating higher levels of fees for software maintenance and support. The Company expects product revenues to decline slightly in 2010 and does not expect service revenues to vary significantly from the fiscal year 2009 amount.

Cost of Revenues.

(dollar amounts in thousands)	Fiscal year	Fiscal year
	2008	2009	Change
Product costs	$8,780	$7,032	$(1,748)
Service costs	5,720	4,959	(761)
Total cost of revenues	$14,500	$11,991	$(2,509)

Gross margin (as a percentage of revenues)	73%	74%

Lower materials and production costs from the lower volume of board and license sales resulted in an approximate $0.8 million decrease in cost of product revenues. Personnel and other labor-related expenses included in total cost of revenues were lower by approximately $1.4 million, primarily as a result of the Company employing fewer production personnel during fiscal year 2009, as compared to fiscal year 2008. During the fiscal years from 2005 to 2009, the Company’s annual gross margin ranged from 72% to 75%. The Company does not expect gross margin for fiscal year 2010 to vary significantly from this range.

Research and Development Expenses.

(dollar amounts in thousands)	Fiscal year	Fiscal year
	2008	2009	Change
Research and development expenses	$16,288	$13,289	$(2,999)
As a percentage of revenues	31%	29%

Personnel and other labor-related costs charged to research and development expenses were lower by approximately $2.2 million, primarily as a result of the Company’s employing fewer research and development personnel during fiscal year 2009, as compared to fiscal year 2008. Additionally, share-based payment expense included in research and development expenses was lower by approximately $0.3 million.  The Company does not expect total research and development expenses for fiscal year 2010 to vary significantly from the fiscal year 2009 amount.

Selling, General and Administrative Expenses.

(dollar amounts in thousands)	Fiscal year	Fiscal year
	2008	2009	Change
Selling, general and administrative expenses	$34,145	$27,633	$(6,512)
As a percentage of revenues	64%	60%

Included in selling, general and administrative expenses were various costs associated with investigation and restatement activities, corporate development, payments made in February 2008 to compensate holders of expired stock options, workforce reductions and employee retention, as summarized in the following table:

(dollar amounts in thousands)	Fiscal year	Fiscal year
	2008	2009	Change
Investigation and restatement related expenses	$4,088	$4,645	$557
Corporate development related expenses	1,722	464	(1,258)
Payments for expired options	1,860	-	(1,860)
Retention and reduction in force expenses	1,296	1,543	247
Total	$8,966	$6,652	$(2,314)

The activities associated with investigating improper accounting practices were completed in early 2008, while restatement related activities continued into and were completed during fiscal year 2009 upon completion and filing of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 and Quarterly Reports on Form 10-Q for the fiscal quarters ended October 31, 2008, April 30, 2009, July 31, 2009 and October 31, 2009. The Company’s corporate development related activities consisted primarily of exploring various strategic options and the evaluation of the special dividend that was paid in April 2009. During the fourth quarter of fiscal year 2008 and in September 2009, the Company made reductions in sales, marketing and administrative staff. As a result, workforce reduction costs were incurred during fiscal years 2008 and 2009.

Excluding the expenses described above, selling, general and administrative expenses decreased by approximately $4.2 million during fiscal year 2009, as compared to fiscal year 2008. Personnel and other labor-related expenses were lower by approximately $2.2 million, primarily as a result of reductions in the Company’s sales, marketing and administrative staff and related travel expenses. Additionally, expenses for professional fees and share-based payments decreased by approximately $0.7 million and $0.6 million, respectively.  As a result of the completion of all restatement related activities and the workforce reductions in fiscal year 2009, the Company expects selling, general and administrative expenses to decrease significantly in fiscal year 2010.

Interest and Other Income, net.  Interest and other income, net decreased $5.1 million to approximately $2.0 million for fiscal year 2009, as compared to fiscal year 2008, primarily due to lower interest income of approximately $4.7 million. The payment of the special dividend on April 20, 2009 lowered the Company’s total cash equivalents and short-term investments by approximately $200 million, resulting in lower interest income of approximately $3.4 million. The remaining decrease in interest income was primarily due to the significant declines in interest rates earned on cash equivalents and short-term investments occurring throughout fiscal year 2008 and the first quarter of fiscal year 2009.

Income Tax Benefit.  For fiscal years 2008 and 2009, the Company recorded income tax benefits of approximately $1.7 million and $0.6 million, respectively. The Company’s overall effective tax rate was approximately 35% and 12% for fiscal years 2008 and 2009, respectively.  The decrease in the Company’s effective rate was primarily attributable to the establishment of a valuation allowance against the recorded amounts of deferred income tax assets associated with foreign tax credits.

Year Ended January 31, 2009 (“fiscal year 2008”) Compared to Year Ended January 31, 2008 (“fiscal year 2007”)

Revenues.

(dollar amounts in thousands)	Fiscal year	Fiscal year
	2007	2008	Change
Product revenues	$48,348	$41,939	$(6,409)
Service revenues	10,662	11,108	446
Total revenues	$59,010	$53,047	$(5,963)

The decrease in the Company’s product revenues was due primarily to the effects of declines in sales volume and average selling prices of boards of approximately $5.4 million and $0.9 million, respectively.

Cost of Revenues.

(dollar amounts in thousands)	Fiscal year	Fiscal year
	2007	2008	Change
Product costs	$10,458	$8,780	$(1,678)
Service costs	5,858	5,720	(138)
Total cost of revenues	$16,316	$14,500	$(1,816)

Gross margin (as a percentage of revenues)	72%	73%

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

Research and Development Expenses.

(dollar amounts in thousands)	Fiscal year	Fiscal year
	2007	2008	Change
Research and development expenses	$16,363	$16,288	$(75)
As a percentage of revenues	28%	31%

As a percentage of revenues, research and development expenses increased by 3%, due primarily to the continued development of new product features and enhancements.

Selling, General and Administrative Expenses.

(dollar amounts in thousands)	Fiscal year	Fiscal year
	2007	2008	Change
Selling, general and administrative expenses	$35,523	$34,145	$(1,378)
As a percentage of revenues	60%	64%

Included in selling, general and administrative expenses in fiscal years 2007 and 2008 were various costs associated with investigative and restatement activities, corporate development, payments made in February 2008 to compensate holders of expired options, workforce reductions and employee retention, as summarized in the following table:

(dollar amounts in thousands)	Fiscal year	Fiscal year
	2007	2008	Change
Investigation and restatement related expenses	$5,222	$4,088	$(1,134)
Corporate development related expenses	990	1,722	732
Payments for expired options	-	1,860	1,860
Retention and reduction in force expenses	217	1,296	1,079
Total	$6,429	$8,966	$2,537

The completion of the activities associated with investigating improper accounting practices in early 2008 resulted in lower selling, general and administrative expenses.  During 2008, the Company’s corporate development related activities consisted primarily of exploring various strategic options and the evaluation of the special dividend that was paid in April 2009.  Additionally, the Company made cash payments to compensate holders of expired options in February 2008 and incurred significant costs associated with employee retention payments and workforce reductions in fiscal year 2008.

Excluding the expenses described above, selling, general and administrative expenses decreased by approximately $3.9 million in fiscal year 2008, as compared to fiscal year 2007.  Personnel and other labor-related expenses were lower in fiscal year 2008 by approximately $3.1 million, as a result of reductions in the Company’s sales, marketing and administrative staff and related travel expenses. Payments of fees made under the corporate services agreement with Comverse Technology, Inc., which was terminated effective February 1, 2008, were approximately $0.4 million in the year ended January 31, 2008. Additionally, share-based payment expenses were lower by approximately $0.3 million in fiscal year 2008.

Interest and Other Income, net. Interest and other income, net decreased $5.3 million to approximately $7.1 million in fiscal year 2008, as compared to fiscal year 2007. Interest income decreased approximately $4.1 million, primarily due to the effects of significantly lower interest rates earned on cash equivalents and short-term investments.

Income Tax Benefit.  For the fiscal years 2007 and 2008, the Company recorded income tax benefits of approximately $0.7 million and $1.7 million, respectively. The Company’s overall effective tax rate was approximately 35% for fiscal year 2008, as compared to a benefit of approximately (23)% for fiscal year 2007.  The change in the effective tax rate was primarily attributable to the effect of the loss from operations exceeding the tax exempt income earned on the Company’s investments in fiscal year 2008.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2009 and 2010, the Company’s cash and cash equivalents and short-term investments totaled approximately $282.0 million and $78.3 million, respectively.  On April 20, 2009, the Company paid a special cash dividend to its shareholders of record as of the close of business on April 13, 2009, totaling approximately $200 million. The Company has no current plans to pay additional cash dividends on its equity securities. Any future determination as to the declaration and payment of dividends will be made by the Board of Directors in its discretion and will depend upon the Company’s earnings, financial condition, capital requirements, and other relevant factors.

The Company believes that its cash, cash equivalent and short-term investment balances will be sufficient to meet anticipated cash needs for working capital, capital expenditures, research and development and other activities for the foreseeable future.  However, if current sources are not sufficient to meet the Company’s needs, it may seek additional debt or equity financing.

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

Analysis of Cash Flows

Operations for fiscal years 2007, 2008 and 2009 provided or (used) cash of approximately $4.1 million, $(1.4) million and $(4.2) million, respectively.  The decrease in cash flows from operating activities for fiscal year 2009 was primarily attributable to the decrease in interest income earned on the Company’s short-term investments and cash equivalents of approximately $4.7 million and payments to settle certain income tax audits totaling approximately $0.9 million, partially offset by decreases in cash used for expenses associated with corporate development activities and payments to compensate employees for expired options.  The decline in cash flows from operating activities for fiscal year 2008 was primarily attributable to lower revenues from product sales and the increased use of cash for expenses associated with corporate development activities, workforce reduction, employee retention and payments to compensate employees for certain expired options.  The Company’s completion of restatement related activities during fiscal year 2009, coupled with realizing cost savings from workforce reductions that resulted in lower selling, general and administrative expenses in fiscal year 2009, is expected to result in significant reductions in the use of cash during fiscal year 2010.

During the three fiscal years 2007 through 2009, the Company’s cash provided by or used in investing activities generally reflected the Company’s shifts between cash equivalents and short-term investments.  For fiscal year 2010, the Company anticipates that the amount of capital expenditures will not vary significantly from total expenditures made in fiscal year 2009.

For the year ended January 31, 2010, the Company’s financing activities primarily consisted of the payment of the special dividend in April 2009 and proceeds from exercises of stock options. From April 17, 2006 through December 10, 2009, holders of options to purchase common stock under the Company’s equity incentive plans were prohibited from exercising their vested options until the time that the Company became current in its reporting obligations under applicable securities laws and had an effective registration statement on Form S-8 on file with the SEC, both of which occurred on December 10, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

As of January 31, 2010, the Company was not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s aggregate contractual obligations as of January 31, 2010:

(in thousands)	Payments Due by Fiscal Year Ending January 31,
	Total	2011	2012	2013	2014	2015	Thereafter
Operating lease obligations	$2,502	$1,193	$658	$351	$300	$-	$-
Purchase obligations (1)	1,753	1,545	179	29	-	-	-
Unrecognized tax benefits (2)	-	-	-	-	-	-	-
Other long-term liabilities	35	-	35	-	-	-	-
Total	$4,290	$2,738	$872	$380	$300	$-	$-

(1) Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.  Purchase obligations exclude agreements that are cancelable without penalty. The Company does not have material commitments for capital expenditures as of January 31, 2010.

(2) Obligations for unrecognized income tax benefits, totaling approximately $1.6 million, are excluded from this table, because the timing of eventual payment cannot be reliably estimated.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, and the estimates are based on experience, current and expected future conditions, third-party evaluations and various other assumptions that the Company believes are reasonable under the circumstances. The results of estimates form the basis for making judgments about the carrying amounts of assets and liabilities, as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results could differ from those estimates.

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

Revenue Recognition

Product revenues, which include software license and hardware revenue, are generally recognized in the period in which persuasive evidence of a sale or service arrangement exists, the products are delivered and accepted by the customer, the fee is fixed and determinable, and collection is considered probable. When the Company has significant obligations subsequent to shipment, revenues are not recognized until the obligations are fulfilled. Revenues from arrangements that include significant acceptance terms are not recognized until acceptance has occurred. The Company provides its customers with post-contract support services, which generally consist of bug-fixing and telephone access to the Company’s technical personnel, but may also include the right to receive unspecified product updates, upgrades, and enhancements, when and if available. Revenue from these services is recognized ratably over the contract period. Post-contract support services included in the initial licensing fee are allocated from the total contract amount based on the relative fair value of vendor-specific objective evidence (“VSOE”). For multiple element software arrangements, the fair value of any undelivered element is determined using VSOE. The Company allocates revenue based on VSOE to the undelivered elements and the residual revenue to the delivered elements. Where VSOE of the undelivered element cannot be determined, the Company defers revenue for the delivered elements until the undelivered elements are delivered.

Sales of development kits are deferred and recognized as revenue over the estimated period of future customer software deployments and related maintenance, which the Company considers to be the economic life of the development kit. Additional development license fees are deferred and recognized as revenue over the remaining estimated economic life of the development kit. The estimation of the economic life of the development kit requires significant management judgment and is based on the customer’s historical project experience. Any change in the estimated economic life of the development kit would affect the amount of revenue recognized in future periods.  For example, if during the fiscal year 2010, the Company determined that an increase in the economic life of the development kit of two years was warranted, the amount of revenue expected to be recognized in fiscal year 2010 based on the deferred development kit revenue as of January 31, 2010 would decrease by approximately $0.1 million.

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

Accounting for Share-based Payments

For all share-based payment transactions in which the Company acquires services from employees or directors by issuing shares of the Company’s common stock, options to purchase shares or other equity instruments, the Company recognizes the cost of awarded equity instruments that are ultimately expected to vest based on each instrument’s grant-date fair value over the period during which the employee or director is required to provide service in exchange for the award. For purposes of calculating each stock option’s fair value, the Company uses the Black-Scholes option pricing model, which involves the determination of assumptions that become inputs into the model. The primary inputs are expected volatility, expected term of the option, risk-free interest rate and dividend yield. Expected volatility is based on the historical performance of the Company’s common stock. Prior to the option award made in January 2010, the Company had not made an option award since December 2005 and all holders of options were prohibited from exercising their vested options from April 17, 2006 through December 10, 2009.  Accordingly, sufficient recent data regarding exercise behavior did not exist in a form that could reasonably predict the term, or life, of an option.  Therefore, for the options granted during January 2010, the Company estimated the expected term using the “simplified method.”  The risk-free interest rate is the implied yield available as of the grant date on U.S. Treasury zero-coupon issues with a remaining term equal to the option’s expected term. Prior to the Company’s special cash dividend paid on April 20, 2009, the Company had not paid dividends and had not declared any intentions of doing so. Accordingly, the dividend yield is assumed to be zero.

The Black-Scholes model was developed for use in estimating the fair value of traded options and does not consider the non-traded nature of employee stock options, vesting and trading restrictions, lack of transferability or the ability of employees to forfeit the options prior to expiration.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of the options granted under the Company’s equity incentive plans.

The total cost to recognize as share-based payment expense over the requisite service period is based on the number of awards that are ultimately expected to vest.  Accordingly, the Company develops expectations with respect to forfeitures of awards, based on historical experience regarding employee turnover or, in the case of awards that vest upon the satisfaction of predetermined performance conditions, on the probable outcome of the performance conditions.

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

Significant judgment is required in evaluating the Company's tax positions and measuring any related future benefit that may result from such positions. In its determination of income tax expense, the Company does not recognize any benefit from tax positions it considers to be uncertain.  Only benefits that may result from tax positions that are more likely than not of being sustained on audit, based on the technical merits of the position, are recognized.  Further, the effect on the Company’s income tax provision of these tax positions is measured at the largest amount of benefit that is greater than 50% likely of being realized upon the ultimate settlement.  Differences between the amount of benefits taken or expected to be taken in the Company’s income tax returns and the amount of benefits recognized based on the evaluation and measurement of the related tax positions represent unrecognized income tax benefits, the total of which is reflected as a liability in the consolidated balance sheet.  The total amount of unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate was approximately $0.4 million as of January 31, 2010.

The portion of any deferred tax asset for which it is more likely than not that a tax benefit will not be realized is offset by recording a valuation allowance.  Future realization of the tax benefit of an existing deductible temporary difference or carryforward ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryforward period available under the tax law. The Company’s policy is to consider the following sources of taxable income, which may be available under the tax law to realize a tax benefit for deductible temporary differences and carryforwards:

•	future reversals of existing taxable temporary differences;
•	future taxable income exclusive of reversing temporary differences and carryforwards;
•	taxable income in prior carryback year(s) if carryback is permitted under the tax law; and
•	tax planning strategies that would, if necessary, be implemented to:
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

In the second quarter of fiscal year 2009, the Company adopted authoritative guidance issued by the FASB that:

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

Effective February 1, 2009, the Company adopted authoritative guidance issued by the FASB that revised the accounting and disclosure requirements for business combinations. As the Company did not complete an acquisition during the year ended January 31, 2010, the adoption of this revised standard has had no impact on the Company’s consolidated financial statements.

Effective February 1, 2009, the Company retrospectively adopted authoritative guidance issued by the FASB that, for purposes of applying the two-class method in calculating earnings per share, includes as participating securities all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends, as such awards are considered to participate in the undistributed earnings with the common shareholders. The effect of applying this guidance did not have a material effect on the Company’s basic and diluted earnings (loss) per share for all periods presented in the consolidated statements of operations.

In the second fiscal quarter of 2009, the Company adopted authoritative guidance issued by the FASB regarding subsequent events that established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This guidance was subsequently amended in February 2010 to no longer require disclosure of the date through which an entity has evaluated subsequent events.  The Company’s adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and notes thereto.

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

As discussed in Note 3 to the Consolidated Financial Statements, short-term investments as of January 31, 2010 consisted of marketable debt securities, principally U.S. government agency obligations, which the Company deems available-for-sale.  The Company’s investment policy provides guidelines relative to diversification and maturities designed to maintain reasonable levels of safety and liquidity.  At any given time, the Company’s mix of investments held as cash and cash equivalents versus short-term investments is dependent upon the Company’s view of each prospective investment’s price risk relative to the attainment of potentially higher yields or returns on its invested cash.  A 10% increase or decrease in the fair values of the Company’s short-term investments held at January 31, 2010 would have a material effect on the Company's consolidated financial position.

As of the end of each reporting period, the Company adjusts the carrying amount of each short-term investment to its fair value.  For each of the Company’s marketable debt securities held as of January 31, 2010, the Company’s measurements of fair value were based on non-binding market consensus prices that can be corroborated with observable market data.  As of each reporting date, the Company monitors the liquidity of each investment it holds by analyzing current trading activity, to the extent such activity exists and is verifiable.  The Company obtains alternate fair value estimates for each of its investments from independent pricing services as a means of verifying the prices used to measure fair value.

As of January 31, 2010, cash and cash equivalents and short-term investments totaled approximately $78.3 million.  If, during the fiscal year ending January 31, 2011, average short-term interest rates increase or decrease by 50 basis points relative to average rates realized during the year ended January 31, 2010, the Company’s projected interest income from cash and cash equivalents and short-term investments would increase or decrease by approximately $0.4 million, assuming a similar level of investments as held as of January 31, 2010.

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

In connection with the preparation of this Annual Report on Form 10-K, the Company completed an evaluation, as of January 31, 2010, under the supervision of and with participation from the Company’s management, including the Chief Executive and Chief Financial Officers, as to the effectiveness of the Company’s disclosure controls and procedures.  Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of January 31, 2010 the Company’s disclosure controls and procedures are effective.

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

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the Board of Directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized use, acquisition, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2010.  Management completed its assessment using the criteria set forth in “Internal Control—Integrated Framework” by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2010.

The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting, which report appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Ulticom, Inc.
Mount Laurel, New Jersey

We have audited the internal control over financial reporting of Ulticom, Inc. and subsidiaries (the “Company”) as of January 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 31, 2010, of the Company and our report dated April 19, 2010, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
April 19, 2010

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company implemented significant remedial measures prior to September 30, 2009, the filing date of its fiscal year 2008 Annual Report on Form 10-K (the “2008 Form 10-K”) to address the material weaknesses in its internal control over financial reporting that were described in the 2008 Form 10-K.  As noted in the 2008 Form 10-K and the Company’s Quarterly Report on Form 10-Q for the period ended October 31, 2009, while the Company’s management believed that it had addressed the material weaknesses identified in its Fiscal Year 2008 Form 10-K through the implementation of remedial procedures as of the date of the filing of the 2008 Form 10-K, the material weaknesses cannot be considered remediated until the controls have been operational for a period of time that is adequate to permit testing. Therefore, while there were no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, the Company continued monitoring the operation of these remedial measures during the quarter ended January 31, 2010.  As of January 31, 2010, the Company determined that the material weaknesses had been remediated because the controls had been operational for such a period of time that was adequate to permit testing and, upon the completion of management’s assessment, were deemed effective as of January 31, 2010.

ITEM 9B.                   OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The names, ages, periods of service as a director, principal occupations, business experience and other directorships of nominees for director of the Company are set forth in the Proxy Statement in the section entitled “Election of Directors,” which information is incorporated herein by reference.

The names, ages, positions held with the Company, periods of service as executive officer, and business experience for executive officers of the Company, who are not also directors, are set forth in the Proxy Statement in the section entitled “Executive Officers,” which information is incorporated herein by reference.

Information regarding the identity of the Audit Committee as a separately designated standing committee of the Board and information regarding the status of one or more members of the Audit Committee being an “audit committee financial expert” are set forth in the Proxy Statement in the section entitled “Meetings and Committees of the Board – Committees of the Board,” which information is incorporated herein by reference

Information regarding compliance with Section 16(a) of the Exchange Act is set forth in the Proxy Statement in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

Information regarding the Company’s Code of Business Conduct and Ethics applicable to the Company’s directors, officers and employees is set forth in the section of the Proxy Statement entitled “Corporate Governance – Code of Business Conduct and Ethics,” which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

Information concerning compensation of each of the named executive officers, including the Chief Executive Officer and the Chief Financial Officer, of the Company during fiscal years 2007, 2008 and 2009, and compensation of directors, is set forth in the Proxy Statement in the sections entitled, respectively, “Compensation of Executive Officers,” and “Compensation of Directors,” which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information concerning ownership of the Company’s voting securities by certain beneficial owners, individual nominees for director, each of the named executive officers, including the Chief Executive Officer and the Chief Financial Officer, of the Company and the executive officers as a group, is set forth in the Proxy Statement in the section entitled “Ownership of Ulticom’s Common Stock,” which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information regarding the independence of each nominee for director of the Company is set forth in the Proxy Statement in the sections entitled “Corporate Governance – Director Independence,” and “Meetings and Committees of the Board – Committees of the Board,” which information is incorporated herein by reference.

Information regarding transactions with related persons is set forth in the Proxy Statement in the section entitled “Related Party Transactions,” which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information concerning principal accountant fees and services, and the pre-approval policy for services by the independent registered public accounting firm, is set forth in the Proxy Statement in the sections entitled, respectively, “Fees Paid to the Independent Registered Public Accounting Firm” and “Pre-Approval Policy for Services by Independent Registered Public Accounting Firm,” which information is incorporated herein by reference.

PART IV

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

(3)	Exhibits. See (b) below.

(b) Exhibits:
Exhibit No.	Description

3.1**	Amended and Restated Certificate of Incorporation of Ulticom, Inc., as last amended effective November 11, 2009.

3.2*	Amended and Restated Bylaws of Ulticom, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on October 30, 2009).

4.1*	Specimen Common Stock certificate (incorporated by reference from the Registrant’s Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 333-94873).

4.2*	See Exhibit 3.1 for provisions defining the rights of holders of common stock of the Registrant.

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

10.4*	Business Opportunities Agreement, dated as of January 1, 1999, between Comverse Technology, Inc. and Ulticom, Inc. (incorporated by reference from the Registrant’s Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 333-94873).

10.5*	Form of Indemnification Agreement (incorporated by reference from the Registrant’s Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 333-94873).

10.6*	1998 Stock Incentive Compensation Plan (incorporated by reference from the Registrant’s Registration Statement on Form S-1 under the Securities Act of 1933, Registration No. 333-94873).

10.7**	Form of Agreement evidencing a grant of stock options under the Ulticom, Inc. 2005 Stock Incentive Compensation Plan.

10.8*
Form of Agreement evidencing a grant of stock options under Ulticom, Inc.’s 1998 Stock Incentive Compensation Plan to Ulticom, Inc.’s directors (incorporated by reference to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on February 11, 2005).

10.9*	Ulticom, Inc. 2005 Stock Incentive Compensation Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on June 20, 2005).

10.10*	Form of Restricted Stock Award Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on January 5, 2006).

10.11*
Form of Deferred Stock Award Agreement, evidencing a grant of deferred stock units under Ulticom, Inc.’s 2005 Stock Incentive Compensation Plan to Ulticom’s directors (incorporated by reference to Exhibit 10.13 to Form 10-K report of Company filed September 30, 2009).

10.12*
Employment Agreement, amended and restated as of December 19, 2008, between Ulticom, Inc. and Shawn K. Osborne (incorporated by reference to Exhibit 10.14 to Form 10-K report of Company filed September 30, 2009).

10.13*
Form of Change of Control Termination Protection Agreement, amended and restated as of December 19, 2008 (incorporated by reference to Exhibit 10.15 to Form 10-K report of Company filed September 30, 2009).

10.14*
Side Letter, dated as of August 27, 2007, between Ulticom, Inc. and Comverse Technology, Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K under the Securities Exchange Act of 1934 filed on September 5, 2007).

10.15*	Ulticom, Inc. U.S. Employee Retention Bonus Plan, effective February 15, 2008 (incorporated by reference to Exhibit 10.17 to Form 10-K report of Company filed September 30, 2009).

10.16*	Ulticom, Inc. Enhanced Severance Plan, effective February 15, 2008 (incorporated by reference to Exhibit 10.18 to Form 10-K report of Company filed September 30, 2009).

10.17*	Ulticom, Inc. Severance Plan, effective February 15, 2008 (incorporated by reference to Exhibit 10.19 to Form 10-K report of Company filed September 30, 2009).

10.18*	Summary of Ulticom Annual Cash Incentive Bonus Program for Senior Executives (incorporated by reference to Exhibit 10.20 to Form 10-K report of Company filed September 30, 2009).

21**	List of Subsidiaries of Ulticom, Inc.

23**	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification of Shawn K. Osborne, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Mark A. Kissman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_____________________
*         Incorporated by reference.
**       Filed herewith.
***     Furnished herewith.

(c) Financial Statement Schedules.

None.

ULTICOM, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Ulticom, Inc.
Mount Laurel, New Jersey

We have audited the accompanying consolidated balance sheets of Ulticom, Inc. and subsidiaries (the "Company") as of January 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ulticom, Inc. and subsidiaries as of January 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 19, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
April 19, 2010

ULTICOM, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

	January 31,	January 31,
	2009	2010
ASSETS
Current Assets:
Cash and cash equivalents	$206,771	$13,190
Short-term investments	75,224	65,087
Accounts receivable, net, including $137 and $296 due from related parties at January 31, 2009 and 2010, respectively	11,532	10,657
Inventories	1,101	1,019
Prepaid expenses and other current assets	8,059	7,444
Total current assets	302,687	97,397
Property and equipment, net	2,841	1,872
Other assets	1,866	1,411
Deferred income taxes	7,557	6,377
Total assets	$314,951	$107,057

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$8,570	$6,598
Deferred revenue	2,619	2,945
Total current liabilities	11,189	9,543

Long-term Liabilities:
Deferred revenue	4,654	3,682
Unrecognized income tax benefits	2,273	1,640
Other long-term liabilities	369	35
Total liabilities	18,485	14,900

Commitments and Contingencies

Shareholders’ Equity:
Undesignated stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value, 50,000,000 shares authorized; 10,897,526 and 11,044,685 shares issued and outstanding	-	-
Additional paid-in capital	230,373	96,691
Retained earnings (accumulated deficit)	66,775	(3,582)
Accumulated other comprehensive loss	(682)	(952)
Total shareholders’ equity	296,466	92,157
Total liabilities and shareholders’ equity	$314,951	$107,057

The accompanying notes are an integral part of the consolidated financial statements.

ULTICOM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
	Years Ended January 31,
	2008	2009	2010

Product revenues from:
Third parties	$43,081	$37,904	$30,060
Related parties	5,267	4,035	2,790
Total product revenues	48,348	41,939	32,850
Service revenues from:
Third parties	10,495	10,908	12,817
Related parties	167	200	171
Total service revenues	10,662	11,108	12,988
Total revenues	59,010	53,047	45,838

Cost of revenues:
Product costs	10,458	8,780	7,032
Service costs	5,858	5,720	4,959
Total cost of revenues	16,316	14,500	11,991

Gross profit	42,694	38,547	33,847

Operating expenses:
Research and development	16,363	16,288	13,289
Selling, general and administrative	35,523	34,145	27,633
Loss from operations	(9,192)	(11,886)	(7,075)
Interest and other income, net	12,364	7,098	1,953
Income (loss) before income tax benefit	3,172	(4,788)	(5,122)
Income tax benefit	(715)	(1,652)	(627)
Net income (loss)	$3,887	$(3,136)	$(4,495)

Earnings (loss) per share:
Basic	$0.36	$(0.29)	$(0.41)
Diluted	$0.35	$(0.29)	$(0.41)

Weighted average common shares outstanding:
Basic	10,871	10,875	10,896
Diluted	11,051	10,875	10,896

The accompanying notes are an integral part of the consolidated financial statements.

ULTICOM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY YEARS ENDED JANUARY 31, 2008, 2009 and 2010 (In thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Unrealized Gains (Losses)	Cumulative Translation Adjustment	Total Shareholders' Equity
Balance, February 1, 2007	10,871	$-	$226,606	$66,024	$753	$(125)	$293,258
Comprehensive income (loss):
Net income				3,887			3,887
Unrealized losses on investments, net of reclassification adjustments and income taxes					(627)		(627)
Translation adjustment						152	152
Total comprehensive income							3,412
Issuances of restricted stock	27						-
Share-based payment expense			2,190				2,190
Balance, January 31, 2008	10,898	-	228,796	69,911	126	27	298,860
Comprehensive income (loss):
Net loss				(3,136)			(3,136)
Unrealized gains on investments, net of reclassification adjustments and income taxes					161		161
Translation adjustment						(996)	(996)
Total comprehensive loss							(3,971)
Taxes on vesting of deferred stock units			(8)				(8)
Share-based payment expense			1,585				1,585
Balance, January 31, 2009	10,898	-	230,373	66,775	287	(969)	296,466
Comprehensive income (loss):
Net loss				(4,495)			(4,495)
Unrealized losses on investments, net of reclassification adjustments and income taxes					(207)		(207)
Translation adjustment						(63)	(63)
Total comprehensive loss							(4,765)
Declaration of special dividend			(133,931)	(65,862)			(199,793)
Issuances of restricted stock	90		-				-
Issuances of stock upon exercise of stock options	53		409				409
Issuance of stock for deferred stock units	4		-				-
Share-based payment expense			713				713
Tax benefit of dividend on share-based payments			182				182
Share-based payment income tax deficiencies			(1,055)				(1,055)

Balance, January 31, 2010	11,045	$-	$96,691	$(3,582)	$80	$(1,032)	$92,157

The accompanying notes are an integral part of the consolidated financial statements.

ULTICOM, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Years Ended January 31,
	2008	2009	2010
Cash flows from operating activities:
Net income (loss)	$3,887	$(3,136)	$(4,495)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,210	2,056	1,467
Deferred income taxes	(1,858)	(1,101)	481
Share-based payment expense	2,190	1,721	726
Excess tax benefits from share-based payment arrangements	-	-	(182)
Net realized gains on sales of investments	(1,422)	(475)	(88)
Changes in operating assets and liabilities:
Accounts receivable, net	(712)	3,987	876
Inventories	514	567	82
Prepaid expenses and other current assets	158	(4,510)	447
Accounts payable and accrued expenses	(1,429)	(31)	(1,989)
Deferred revenue	(37)	(397)	(647)
Other, net	585	(92)	(857)
Net cash provided by (used in) operating activities	4,086	(1,411)	(4,179)

Cash flows from investing activities:
Purchases of property and equipment	(2,328)	(1,175)	(364)
Purchases of investments	(42,489)	(94,759)	(122,475)
Maturities and sales of investments	85,262	25,475	132,365
Net cash provided by (used in) investing activities	40,445	(70,459)	9,526

Cash flows from financing activities:
Proceeds from exercises of stock options	-	-	409
Excess tax benefits from share-based payment arrangements	-	-	182
Payment of special dividend	-	-	(199,718)
Net cash used in financing activities	-	-	(199,127)

Effect of exchange rate changes on cash and cash equivalents	343	(322)	199

Net increase (decrease) in cash and cash equivalents	44,874	(72,192)	(193,581)
Cash and cash equivalents, beginning of year	234,089	278,963	206,771
Cash and cash equivalents, end of year	$278,963	$206,771	$13,190

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$5	$-
Cash paid for income taxes	1,251	2,462	1,371

Supplemental disclosure of non-cash investing activity:
Property and equipment acquired but not yet paid	$6	$-	$42

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

Reverse Stock Split - As discussed in Note 2, the Company’s Board of Directors authorized a one-for-four reverse stock split of all outstanding shares of common stock, which became effective on November 18, 2009. Except as noted, common share and per common share data presented in these consolidated financial statements and related notes hereto have been retroactively adjusted to account for the effects of the reverse stock split for all periods presented prior to November 18, 2009.

Principles of Consolidation - The consolidated financial statements include the accounts of Ulticom, Inc. and its subsidiaries, each of which is wholly-owned. All intercompany balances and transactions have been eliminated.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires the Company’s management to make estimates and assumptions, which may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis, and the estimates are based on experience, current and expected future conditions, third-party evaluations and various other assumptions that the Company believes are reasonable under the circumstances. The results of estimates form the basis for making judgments about the carrying amounts of assets and liabilities, as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company’s cash equivalents consist of highly liquid investments with original maturities of three months or less, when acquired.

Short-Term Investments - Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments.  Purchases and sales of investment securities are recorded upon settlement of the transaction.  Investments with stated maturities beyond one year are classified as short-term if the securities are marketable and highly liquid and if such marketable securities represent an investment of cash that is available for current operations.  All of the Company’s short-term investments are classified as available-for-sale. At the end of each reporting period, the carrying amount of each available-for-sale security is adjusted to its fair value, and the resulting unrealized gain or loss, net of income tax effects, is reported as a separate component of shareholders’ equity under the caption accumulated other comprehensive income (loss).  Upon sale, the cumulative unrealized gain or loss associated with the sold security that was previously recorded in accumulated other comprehensive income (loss) is reclassified into the consolidated statement of operations as a realized gain (loss), which is included in interest and other income, net.

Fair Value Measurements – Any measurement of the fair value of an asset or liability is based on the price that would be received to sell the asset or the price to transfer the liability in an orderly transaction between market participants exclusive of any transaction costs, and is determined by either the principal market or the most advantageous market.  Valuation techniques used by the Company to determine fair value are dependent upon assumptions that market participants would use in pricing the asset or liability, referred to as inputs to the valuation technique.  Inputs generally range from market data from independent sources (i.e., observable inputs) to data based on assumptions about the assumptions market participants would use in pricing an asset or liability developed by the Company based on the best information available in the circumstances (i.e., unobservable inputs).  For each asset or liability being valued, the inputs to the valuation technique used to measure fair value are ranked by the Company according to their market price observability as being one of the following levels:

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

Fair Value of Financial Instruments – The Company’s recorded amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value, due to the short-term nature of these instruments. The fair values of short-term investments are disclosed in Note 3.

Concentration of Credit Risk - Financial instruments, the carrying amounts of which potentially expose the Company to concentration of credit risk, consist primarily of cash and cash equivalents, short-term investments and accounts receivable.  Approximately 67% of the Company’s cash equivalents as of January 31, 2010 consisted of investments in institutional money market funds.  The Company believes no significant concentration of credit risk exists with respect to its cash equivalents.

As of January 31, 2010, short-term investments consisted of marketable debt securities, principally U.S. government agency obligations, which the Company has classified as available-for-sale.  The Company’s investment policy provides guidelines relative to diversification and maturities designed to maintain reasonable levels of safety and liquidity.  The Company believes no significant concentration of credit risk exists with respect to its investments in marketable securities.

The Company sells its products to customers who are dispersed across many geographic regions and who are principally in the communications industry.  Three customers accounted for approximately 68% and 48% of gross accounts receivable as of January 31, 2009 and 2010, respectively.  The Company’s accounts receivable presented in the consolidated balance sheets is net of allowance for doubtful accounts and uncollected amounts charged to customers for post-contract maintenance and support services, as follows:

	January 31,
Accounts receivable, net (in thousands)	2009	2010
Accounts receivable, gross	$12,963	$12,050
Allowance for doubtful accounts	(100)	(138)
Uncollected post-contract service fees	(1,331)	(1,255)
Accounts receivable, net	$11,532	$10,657

The Company analyzes the collectability of accounts receivable each accounting period and adjusts its allowance for doubtful accounts accordingly.  A considerable amount of judgment is required in assessing the realization of accounts receivables, including the current creditworthiness of each customer, current and historical collection history and the related aging of past due balances.  The Company evaluates specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings, bankruptcy or other factors affecting the ability to render payment.  As of January 31, 2010, the Company has not experienced any material losses resulting from uncollectibility of accounts receivable.

Activity in the allowance for doubtful accounts receivable for the years ended January 31, 2008, 2009 and 2010 was as follows:

	Years Ended January 31,
Allowance for doubtful accounts (in thousands)	2008	2009	2010
Balance, beginning of year	$7	$7	$100
Provision charged to expense	5	93	59
Uncollectible receivables written off	(5)	-	(21)
Balance, end of year	$7	$100	$138

Inventories – The Company’s inventories principally consist of finished goods. The carrying amounts of raw material inventory are not significant. Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. The Company reduces inventory for excess and obsolete product, based primarily on future demand forecasts.

Property and Equipment, net - Property and equipment are reported in the consolidated balance sheet at cost less accumulated depreciation and amortization. The Company depreciates its furniture and equipment using the straight-line method of depreciation over the estimated economic life, ranging from three to seven years. Leasehold improvements are amortized over the lesser of the term of the respective lease or the estimated useful lives of the improvements. The cost of repairs and maintenance are expensed as incurred. Significant renewals and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation or amortization thereon are removed and any resulting gain or loss is recognized in the consolidated statement of operations.

Long-Lived Assets - All long-lived assets used in the Company’s operations are subject to review for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed based on the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds its estimated fair value and is recognized as a reduction in the carrying amount of the asset. No impairment charges were recorded by the Company in the years ended January 31, 2008, 2009 or 2010.

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

The portion of any deferred tax asset for which it is more likely than not that a tax benefit will not be realized is offset by recording a valuation allowance. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. For any specific jurisdiction where a history of three years of cumulative losses has occurred or where there has been a substantial change in the business, the Company does not rely on projections of future taxable income. Instead, the Company determines its need for a valuation allowance on deferred tax assets, if any, by determining an average steady-state normalized taxable income amount over the last three years.

The Company recognizes the impact of an income tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Measurement of the tax position’s effect on the income tax provision is based on the largest amount of benefit that is greater than 50% likely of being realized upon the ultimate settlement. Differences between the amount of benefits taken or expected to be taken in the Company’s income tax returns and the amount of benefits recognized based on this evaluation and measurement of the related tax positions represent the unrecognized income tax benefit, which is reflected as a liability.

The Company includes interest and penalties related to unrecognized tax benefits in interest expense in the consolidated statement of operations.

Revenue and Expense Recognition - Product revenues, which include software license and hardware revenue, are generally recognized in the period in which persuasive evidence of a sale or service arrangement exists, the products are delivered and accepted by the customer, the fee is fixed and determinable, and collection is considered probable. When the Company has significant obligations subsequent to shipment, revenues are not recognized until the obligations are fulfilled. Revenues from arrangements that include significant acceptance terms are not recognized until acceptance has occurred. The Company provides its customers with post-contract support services, which generally consist of bug-fixing and telephone access to the Company’s technical personnel, but may also include the right to receive unspecified product updates, upgrades, and enhancements, when and if available. Revenue from these services is recognized ratably over the contract period. Post-

contract support services included in the initial licensing fee are allocated from the total contract amount based on the relative fair value of vendor-specific objective evidence (“VSOE”). For multiple element software arrangements, the fair value of any undelivered element is determined using VSOE. The Company allocates revenue based on VSOE to the undelivered elements and the residual revenue to the delivered elements. Where VSOE of the undelivered element cannot be determined, the Company defers revenue for the delivered elements until the undelivered elements are delivered.

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

Deferred revenue consists primarily of development kit sales and post-contract maintenance and support services, for which amounts have been collected from customers pursuant to terms specified in contracts in advance of recognizing the related revenues. All costs associated with amounts recorded to deferred revenue are expensed as incurred. The following summarizes the activity associated with deferred development kit revenue for each of the years ended January 31, 2008, 2009 and 2010:

	Years Ended January 31,
Deferred development kit revenue (in thousands)	2008	2009	2010
Balance, beginning of year	$5,425	$5,480	$5,317
Collections from sales of development kits	1,136	819	585
Amount recognized as revenue	(1,081)	(982)	(1,341)
Balance, end of year	$5,480	$5,317	$4,561

Comprised of:
Amount included in current liabilities	$983	$936	$998
Amount included in long-term liabilities	4,497	4,381	3,563
Balance, end of year	$5,480	$5,317	$4,561

Included in product revenues are license revenues amounting to approximately $24.4 million, $25.4 million and $20.5 million for the years ended January 31, 2008, 2009 and 2010, respectively. The related costs of revenues associated with these license revenues include various personnel, duplication, and shipping costs, which were not material in each of the periods presented.

Revenues from providing customer training are recognized when training is provided. Revenues from fee-based consulting and development services are recognized when services are provided in accordance with customer’s specification. Historically, these revenues have not been material.

Cost of revenues includes employee salaries and related benefits, material costs, depreciation and amortization, an overhead allocation, as well as other costs associated with revenue-generating activities. Research and development costs include employee salaries and related benefits as well as travel, depreciation of research and development equipment, an overhead allocation, as well as other costs associated with research and development activities. Selling, general and administrative costs include employee salaries and related benefits, travel, depreciation and amortization, marketing and promotional materials, recruiting expenses, professional fees, facilities costs, as well as other costs associated with sales, marketing, finance, and administrative departments.

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

Foreign Currency Translation - In preparing the consolidated financial statements, the Company is required to translate the financial statements of the foreign subsidiaries from the functional currency, generally the local currency, into U.S. dollars, the reporting currency. This process results in exchange gains or losses which are included in cumulative translation adjustments, a separate component of shareholders’ equity under the caption accumulated other comprehensive income (loss). Foreign currency gains and losses resulting from transactions denominated in a currency other than the functional currency are recorded in the consolidated statement of operations.

Share-based Payments – For all share-based payment transactions in which the Company acquires services from employees or directors by issuing shares of the Company’s common stock, options to purchase shares or other equity instruments, the Company recognizes the cost of awarded equity instruments that are ultimately expected to vest based on each instrument’s grant-date fair value over the period during which the employee or director is required to provide service in exchange for the award. For stock option awards, the Company estimates the fair value of each award using the Black-Scholes option-pricing model. The Company records share-based payment expense to the appropriate classifications in the consolidated statement of operations based on the classification in which the related payroll costs are recorded. For awards containing only a service condition, the Company’s policy is to recognize share-based payment expense on a straight-line basis over the award’s requisite service period, which is generally the vesting period. At a minimum, share-based payment expense is recognized in an amount at least equal to the portion of the grant-date fair value of the award that is vested as of the date of the Company’s consolidated balance sheet.

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

In the second quarter of fiscal year 2009, the Company adopted authoritative guidance issued by the FASB that:

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

Effective February 1, 2009, the Company adopted authoritative guidance issued by the FASB that revised the accounting and disclosure requirements for business combinations. As the Company did not complete an acquisition during the year ended January 31, 2010, the adoption of this revised standard has had no impact on the Company’s consolidated financial statements.

Effective February 1, 2009, the Company retrospectively adopted authoritative guidance issued by the FASB that, for purposes of applying the two-class method in calculating earnings per share, includes as participating securities all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends, as such awards are considered to participate in the undistributed earnings with the common shareholders. The effect of applying this guidance did not have a material effect on the Company’s basic and diluted earnings (loss) per share for all periods presented in the consolidated statements of operations.

In the second fiscal quarter of 2009, the Company adopted authoritative guidance issued by the FASB regarding subsequent events that established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This guidance was subsequently amended in February 2010 to no longer require disclosure of the date through which an entity has evaluated subsequent events.  The Company’s adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and notes thereto.

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

2.           SPECIAL DIVIDEND AND REVERSE STOCK SPLIT

On April 20, 2009, the Company paid a special cash dividend of $4.58 per share ($18.32 per share, adjusted for the effects of the reverse stock split) to its shareholders of record as of the close of business on April 13, 2009. The total amount of the dividend was approximately $199.8 million. As of January 31, 2010, dividends totaling approximately $0.1 million are payable to holders of deferred stock units awarded under the Company’s equity incentive plan pending delivery of the shares of common stock subject to such awards. The Company’s retained earnings as of the date of the dividend was approximately $65.9 million. As the amount of the dividend exceeded the Company’s retained earnings as of the date of the dividend, the remaining portion of the dividend, approximately $133.9 million, reduced additional paid-in capital. The Company’s accumulated deficit as of January 31, 2010 represented the net loss of the Company from April 21, 2009 through January 31, 2010.

On November 17, 2009, the Company announced that its Board of Directors authorized a one-for-four reverse stock split of all outstanding shares of common stock and decreases in the authorized common shares from 200,000,000 to 50,000,000 and authorized undesignated shares from 10,000,000 to 2,500,000. These changes became effective on November 18, 2009. Except as noted, common share and per common share data presented in these consolidated financial statements and related notes hereto have been retroactively adjusted to account for the effects of the reverse stock split for all periods presented prior to November 18, 2009.

3.           SHORT-TERM INVESTMENTS

As of January 31, 2009 and 2010, all of the Company’s short-term investments consisted of marketable debt securities that were classified as available-for-sale and summarized in the following tables:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Ranking of Market Price Observability
As of January 31, 2009
U.S. governmental agency obligations	$74,759	$554	$(89)	$75,224	Level 2

As of January 31, 2010
U.S. governmental agency obligations	$64,959	$285	$(157)	$65,087	Level 2

Contractual Maturities as of January 31, 2010	Cost	Estimated Fair Value
Due in one year or less	$10,000	$10,125
Due after one year through three years	20,004	19,937
Due after three years through five years	24,952	25,072
Due after five years through ten years	10,003	9,953

The Company’s measurements of the fair values of these financial instruments are performed on a recurring basis and, as of January 31, 2009 and 2010, were based on non-binding market consensus prices that can be corroborated with observable market data.  Accordingly, the inputs to the valuation technique used to measure the fair values of these instruments were ranked, according to their market price observability, as Level 2 inputs. As of January 31, 2009, the Company had a purchase transaction for an U.S. governmental agency obligation that had not settled until February 2009, and the purchased security had experienced a decline in its fair value since the transaction’s trade date. Accordingly, as of January 31, 2009, the Company recognized an unrealized loss of approximately $0.1 million for the reduction in this security’s fair value as an adjustment to the carrying amount of short-term investments.

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

(in thousands)	Years Ended January 31,
	2008	2009	2010
Proceeds from investment sales and maturities	$85,262	$25,475	$132,365
Gross realized gains	1,422	475	177
Gross realized losses	-	-	(89)
Net realized gains reclassified to earnings, net of taxes	876	293	55

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

The entire amount of gross unrealized losses on investments held at January 31, 2010 was attributable to short-term investments with an aggregate fair value of approximately $40.0 million and, as of January 31, 2010, each one of these investments was in a continuous unrealized loss position for less than 12 months. No investments held by the Company as of January 31, 2009 were in an unrealized loss position.

4.           PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

	January 31,
(in thousands)	2009	2010
Furniture and equipment	$13,262	$13,251
Leasehold improvements	792	813
	14,054	14,064
Less accumulated depreciation and amortization	(11,213)	(12,192)
	$2,841	$1,872

Depreciation and amortization expense was approximately $2.2 million, $2.1 million and $1.5 million for the years ended January 31, 2008, 2009 and 2010, respectively.

5.            ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

	January 31,
(in thousands)	2009	2010
Accounts payable	$589	$661
Accrued compensation and benefits	5,038	4,324
Accrued taxes	1,053	226
Accrued professional fees	712	430
Other accrued expenses	1,178	957
	$8,570	$6,598

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

The agreement provided that the Company pay to Comverse Technology, Inc. a quarterly fee, payable in arrears at the end of each fiscal quarter, in consideration for all services provided by Comverse Technology, Inc. during such fiscal quarter. Payments of fees made under the agreement were $0.4 million in the year ended January 31, 2008. In addition, the Company reimbursed Comverse Technology, Inc. for any out-of-pocket expenses incurred by Comverse Technology, Inc. in providing the services. The agreement was terminated effective February 1, 2008, as the Company now provides for itself substantially all the services provided for in the agreement.

7.   SHARE-BASED PAYMENTS

Under the Company’s equity incentive plans, stock options, restricted stock and deferred stock units (“DSU”) have been awarded to employees, directors and other eligible persons as compensation for their services. Share-based payment expense included in the consolidated statements of operations was as follows:
	Years Ended January 31,
Share-based payment expense	2008	2009	2010
	(in thousands)
Stock option expense	$1,919	$1,416	$362
Restricted stock and DSU expense	271	305	364
Total share-based payment expense	$2,190	$1,721	$726

Share-based payment expense included in:
Cost of revenues	$251	$120	$60
Research and development	416	371	69
Selling, general and administrative	1,523	1,230	597
Total share-based payment expense	$2,190	$1,721	$726

Effective as of April 21, 2009, the exercise prices of outstanding options to purchase 2,982,104 shares (unadjusted for the effects of the reverse stock split disclosed in Note 2) of the Company’s common stock held by 237 current and former employees were reduced in connection with the payment of the special cash dividend on April 20, 2009. For the purpose of determining the amount of any incremental share-based compensation cost that may have resulted from the modification of the exercise prices, the Company re-measured the fair value of each modified award immediately prior and subsequent to the modification and determined that none of the modifications required the recognition of additional share-based payment expense.

The table below summarizes the reductions in the exercise prices of the unexercised stock options on April 21, 2009 (unadjusted for the effects of the reverse stock split disclosed in Note 2):

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

As provided for in the Company’s equity incentive plans, on November 18, 2009, all outstanding stock options, nonvested restricted stock and undelivered shares from DSU awards were adjusted to give effect to the one-for-four reverse stock split (see Note 2) and the shares available for future grants were proportionately reduced. Additionally, the exercise price of each outstanding option was increased by a multiple of four. For the purpose of determining the amount of any incremental share-based compensation cost that may have resulted from the modification of the option exercise prices, the Company re-measured the fair value of each modified option award immediately prior and subsequent to the modification and determined that none of the modifications required the recognition of additional share-based payment expense.

At January 31, 2010, the number of shares of common stock available for share-based payment awards was 106,849.

Stock Options

Stock options are normally granted with an exercise price not less than the fair market value of the underlying shares at the date of grant.  Substantially all of the options outstanding as of January 31, 2010 vest in four equal annual increments from the date of grant. The maximum term for all options granted is ten years.

The following table presents a summary of the activity in the Company’s stock options during the year ended January 31, 2010:
	Number of Options	Weighted Average Exercise Price
Outstanding at February 1, 2009	749,210	$26.97
Granted	17,625	9.87
Exercised	(52,765)	7.75
Forfeited	(771)	21.04
Expired	(173,244)	29.95
Outstanding at January 31, 2010	540,055	$27.35

Exercisable at January 31, 2010	522,430	$27.94

The weighted average remaining contractual terms of options outstanding and exercisable as of January 31, 2010 were 3.2 years and 3.0 years, respectively.  For both outstanding and exercisable options as of January 31, 2010, the aggregate intrinsic value was approximately $0.2 million.  The aggregate intrinsic value of and cash received from options exercised during the year ended January 31, 2010 were approximately $0.1 million and $0.4 million, respectively.

During the year ended January 31, 2010, the Company made one option grant, which occurred in January 2010 and had an estimated fair value of $5.42 per option awarded. There were no stock options granted in the years ended January 31, 2008 and 2009. For purposes of calculating each stock option’s fair value, the Company uses the Black-Scholes option pricing model, which involves the determination of assumptions that become inputs into the model. The primary inputs are expected volatility, expected term of the option, risk-free interest rate and dividend yield. The assumptions used to determine fair value of each option awarded during the year ended January 31, 2010 were as follows:

Expected volatility	55%
Expected term	6.25 years
Risk-free interest rate	2.9%
Dividend yield	-

Expected volatility was based on the historical performance of the Company’s common stock. Prior to the option award made in January 2010, the Company had not made an option award since December 2005 and all holders of options were prohibited from exercising their vested options from April 17, 2006 through December 10, 2009.  Accordingly, sufficient recent data regarding exercise behavior did not exist in a form that could reasonably predict the term, or life, of an option.  Therefore, for the options granted during January 2010, the Company estimated the expected term using the “simplified method.”  The risk-free interest rate was the implied yield available as of the grant date on U.S. Treasury zero-coupon issues with a remaining term equal to the option’s expected term. Prior to the Company’s special cash dividend paid on April 20, 2009, the Company had not paid dividends and had not declared any intentions of doing so. Accordingly, the dividend yield was assumed to be zero.

As of January 31, 2010, unrecognized share-based payment expense related to nonvested stock options was approximately $0.1 million and is expected to be recognized over a weighted average period of approximately 4 years.

Restricted Stock and Deferred Stock Units (DSUs)

The following is a summary of the changes in nonvested shares of restricted stock and DSUs during the year ended January 31, 2010:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at February 1, 2009	18,938	$33.79
Shares granted	94,401	9.30
Shares vested	(14,063)	29.93
Shares forfeited	-	-
Nonvested shares at January 31, 2010	99,276	$11.05

As of January 31, 2010, there was approximately $0.5 million of unrecognized share-based payment expense related to nonvested restricted stock and deferred stock units, which is expected to be recognized over a weighted average period of approximately 2.3 years. The total fair value of shares vested during the years ended January 31, 2008, 2009 and 2010 was approximately $0.3 million, $0.2 million and $0.4 million, respectively.

In February 2009, each independent director of the Company’s Board of Directors was awarded 5,500 DSUs for their service during the fiscal year ending January 31, 2010. In connection with the reverse stock split on November 18, 2009, these DSUs were adjusted to 1,375 DSUs. As of January 31, 2010, all awarded DSUs were vested. Shares of the Company’s common stock equal to the number of vested DSUs will be issued to these directors on or before January 3, 2011. Based on the fair market value of the Company’s common stock at the date of the grant, share-based payment expense related to the grants of these DSUs totaled approximately $0.1 million and was recognized in the consolidated statement of operations for the year ended January 31, 2010.

In May and October 2009, executive officers of the Company were granted, in the aggregate, 361,113 shares of restricted common stock. In connection with the reverse stock split on November 18, 2009, these restricted shares were adjusted to 90,276 shares, of which 48,212 shares vest over time while vesting of the remaining shares is based on the achievement of defined performance targets during the year ended January 31, 2010. Restricted stock awards have all the rights and privileges of the Company’s common stock, subject to certain restrictions and forfeiture provisions. Each time-based restricted stock award vests in three equal annual installments beginning on the first anniversary of the award’s grant date, subject to each executive’s continued employment on such vesting dates. Based on the fair market value of the Company’s common stock at the date of each grant, share-based payment expense related to the time-based awards totaled approximately $0.4 million, which is being recognized in the consolidated statement of operations pro-rata over the vesting period of each grant.

As of January 31, 2010, the Company determined that satisfaction of the performance conditions associated with the performance-based restricted stock awards, and therefore vesting of these awards, was not a probable outcome. During March 2010, the performance-based stock awards were forfeited and the related shares, totaling 42,064 shares, were returned to the Company and became available for reissuance. Accordingly, no share-based payment expense was recognized for the awards containing performance conditions during the year ended January 31, 2010.

Payments for Expired Stock Options

On February 4, 2008, the Company approved payments to 16 persons who were then current employees with respect to certain options to purchase the Company's common stock that expired on February 3, 2008. The payments made to the employees were based on an amount equal to the difference between the exercise price of each expired option and the average price at which the common stock of the Company was trading for the five days prior to the expiration date. The distribution of the payments to the employees was conditioned upon the receipt from each employee of a waiver of their respective rights to bring an action against the Company in respect of the expired options. The entire payment was recorded as compensation expense in the consolidated statement of operations for the year ended January 31, 2009 as follows:

Compensation expense for expired option payments:	(in thousands)
Cost of revenues	$175
Research and development	273
Selling, general and administrative	1,860
$2,308

8.           EARNINGS (LOSS) PER SHARE

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

(in thousands)	Years Ended January 31,
	2008	2009	2010
Basic share amounts	10,871	10,875	10,896
Effect of dilutive potential shares:
Options	157	-	-
Restricted stock and deferred stock units	23	-	-
Diluted share amounts	11,051	10,875	10,896

For purposes of computing basic earnings (loss) per share, any nonvested shares of restricted stock that have been issued by the Company and are contingently returnable to the Company are excluded from the weighted average number of shares of common stock outstanding. Incremental potential common shares from stock options and nonvested restricted stock and DSUs are included in the computation of diluted earnings per share except when the effect would be antidilutive. Accordingly, diluted earnings (loss) per share for the years ended January 31, 2008, 2009 and 2010 excluded approximately 0.6 million, 0.8 million and 0.6 million potential common shares associated with outstanding stock options and nonvested restricted stock and DSUs, as these potential common shares would have had an antidilutive effect.

9.           DEFINED CONTRIBUTION PLAN

The Company sponsors a qualified defined contribution plan covering substantially all U.S. employees. The expense recorded for the Company’s contributions to this plan totaled approximately $0.5 million, $0.5 million and $0.4 million for the years ended January 31, 2008, 2009 and 2010, respectively.

10.          INTEREST AND OTHER INCOME, NET

Interest and other income, net consisted of the following:

(in thousands)	Years Ended January 31,
	2008	2009	2010
Interest and dividend income	$10,773	$6,681	$2,001
Realized gains on sales of investments, net	1,422	475	88
Other	169	(58)	(136)
	$12,364	$7,098	$1,953

11.          INCOME TAXES

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple foreign and state jurisdictions.  Income (loss) before income tax benefit was as follows:

(in thousands)	Years Ended January 31,
	2008	2009	2010
United States	$2,292	$(5,303)	$(6,551)
Foreign	880	515	1,429
Income (loss) before income tax benefit	$3,172	$(4,788)	$(5,122)

Income tax benefit consisted of the following:

(in thousands)	Years Ended January 31,
	2008	2009	2010
Current tax expense (benefit):
Federal	$380	$(1,092)	$(1,370)
State	301	(17)	(15)
Foreign	462	558	277
Total current tax expense (benefit)	1,143	(551)	(1,108)

Deferred tax expense (benefit):
Federal	(1,810)	(888)	520
State	(48)	(213)	(39)
Total deferred tax expense (benefit)	(1,858)	(1,101)	481

Income tax benefit	$(715)	$(1,652)	$(627)

Included in other comprehensive income (loss) were the amounts of deferred income tax expense (benefit) associated with the unrealized gains (losses) on the Company’s available-for-sale marketable securities of approximately $(0.4) million, $0.1 million and $(0.1) million for the years ended January 31, 2008, 2009 and 2010, respectively. During the year ended January 31, 2010, the Company recorded, as a reduction of additional paid-in capital, the income tax effects associated with reductions in deferred income tax assets primarily resulting from exercises and expirations of stock options.  Additionally, income tax benefits of approximately $0.2 million were realized from the payment of dividends to holders of nonvested common shares or share equivalents as part of the payment of the special dividend in April 2009 and were recognized as an increase in additional paid-in capital.

The reconciliation of the United States federal statutory income tax expense (benefit) rate to the Company’s effective rate was as follows:

	Years Ended January 31,
	2008	2009	2010
U. S. federal statutory expense (benefit) rate	34%	34%	34%
State taxes, net of federal income tax effect	4	3	1
Foreign income taxed at different rate	(1)	(2)	(1)
Reserve activity	(4)	-	-
Nondeductible compensation	-	(7)	-
Tax exempt interest income	(70)	12	-
Share-based payments	12	(5)	(1)
Change in deferred tax asset valuation allowance	-	-	(18)
Other	2	-	(3)
Company’s effective tax rate	(23)%	35%	12%

The Company’s significant deferred income tax assets and liabilities at January 31, 2009 and 2010 were as follows:

(in thousands)	January 31, 2009		January 31, 2010
	Current	Noncurrent	Current	Noncurrent
Deferred income tax assets:
Federal and state tax credits	$-	$2,519	$-	$3,308
Accrued liabilities and other	506	-	510	13
Deferred revenue	550	1,734	308	1,377
Share-based payments	-	2,546	29	1,682
Depreciation and amortization	-	308	-	255
Net operating losses	-	-	30	389
Other	210	474	234	176
	1,266	7,581	1,111	7,200
Less: valuation allowance	-	-	(120)	(823)
Total deferred income tax assets	1,266	7,581	991	6,377
Deferred income tax liabilities:
Unrealized gains on investment	(178)	-	(49)	-
Federal impact of state tax credits	-	(11)	-	-
Other	-	(13)	(87)	-
Total deferred income tax liabilities	(178)	(24)	(136)	-
Net deferred income tax assets	$1,088	$7,557	$855	$6,377

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net current deferred income tax asset is included in prepaid expenses and other current assets in the Company’s consolidated balance sheets. A valuation allowance has been provided against a portion of deferred income tax assets associated with foreign tax credit carryforwards, the benefits of which management believes will not be fully realized prior to the expected carryforward expiration dates.  The Company has not provided for a valuation allowance against the remaining deferred income tax assets, as the Company has determined it is more likely than not that these deferred tax assets will be realized.

As of January 31, 2010, the Company had federal income tax credit carryforwards of approximately $3.3 million, which primarily consisted of the alternative minimum income tax (“AMT”) credit and the foreign tax credit, and state net operating loss carryforwards of approximately $12.0 million. The federal AMT credit carryforward has no expiration date, the foreign tax credit carryforwards begin to expire in 2016, and the state net operating loss carryforwards begin to expire in 2014.

As of January 31, 2010, undistributed earnings of the Company’s foreign subsidiaries were approximately $4.3 million, of which the Company intends to repatriate approximately $2.0 million during the year ended January 31, 2011. The income tax effect of this repatriation was recognized in income tax expense during the year ended January 31, 2010 and was less than $0.1 million. The Company intends to permanently reinvest the remaining undistributed earnings of its foreign subsidiaries. Accordingly, no additional income tax expense related to such undistributed earnings was provided and determination of any related deferred income tax liability was not practicable.

Included in the Company’s current and long-term liabilities as of January 31, 2009 were unrecognized income tax benefit obligations of approximately $1.0 million and $2.3 million, respectively. As of January 31, 2010, all of the Company’s unrecognized income tax benefits were long-term obligations. Included in these recorded liabilities were accrued interest and penalties related to the unrecognized income tax benefits totaling approximately $0.5 million and $0.2 million as of January 31, 2009 and 2010, respectively. For each of the fiscal years ended January 31, 2008, 2009 and 2010, the total amount of interest and penalties recognized in the consolidated statements of operations was less than $0.1 million. The following is a summary of the changes in unrecognized income tax benefits for the years ended January 31, 2008, 2009 and 2010, excluding accrued interest and penalties:

(in thousands)	Years Ended January 31,
	2008	2009	2010
Unrecognized income tax benefits, beginning of year	$3,038	$2,916	$2,797
Gross increase resulting from tax positions taken in the current fiscal year	446	337	-
Gross increase resulting from tax positions taken in a prior fiscal year	-	-	94
Reductions resulting from settlements with taxing authorities	-	-	(875)
Reductions resulting from lapses of statute of limitations	(568)	(456)	(567)
Unrecognized income tax benefits, end of year	$2,916	$2,797	$1,449

As of January 31, 2010, tax years beginning with the year ended January 31, 2007 remained open and subject to examination by the Internal Revenue Service. Tax years beginning with the year ended January 31, 2006 remained open and subject to examination by state taxing jurisdictions. Tax years beginning with the year ended January 31, 2005 remained open and subject to examination by foreign taxing jurisdictions. During the fiscal year ended January 31, 2010, the Company reached a settlement with the Internal Revenue Service regarding federal income tax audits for the years ended January 31, 2005 and 2006, resulting in an approximate $1.0 million decrease in the portion of the unrecognized income tax benefit obligation that was included in accrued expenses in the consolidated balance sheet.  Additional changes in the Company’s unrecognized income tax benefit obligation within the next twelve months are expected to result in a reduction in this liability of approximately $1.0 million, as certain tax positions are expected to be effectively settled during this period. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was approximately $0.4 million as of January 31, 2010.

12.           SEGMENT INFORMATION

The Company is engaged in one operating segment: the design, development, manufacture, marketing, and support of software and hardware for use in the communications industry.

Based on the geographic location of the Company’s customers, the following table presents revenues attributable to the United States and any significant revenues attributable to a foreign country, as a percentage of total revenues:

	Years Ended January 31,
	2008	2009	2010
United States	28%	24%	32%
Germany	33	32	16
France	4	8	10
United Kingdom	7	8	7
Israel	10	7	5
Other	18	21	30
Total	100%	100%	100%

For each of the three years ended January 31, 2008, 2009 and 2010, three customers accounted for revenues of 10% or greater. For the year ended January 31, 2008, these customers accounted for approximately 35%, 16%, and 11% of the Company’s total revenues. For the year ended January 31, 2009, these customers accounted for approximately 33%, 13%, and 14% of the Company’s total revenues. For the year ended January 31, 2010, these customers accounted for approximately 18%, 17%, and 22% of the Company’s total revenues.

The Company had long-lived assets of approximately $1.6 million in the United States, $1.1 million in France and $0.1 million in Singapore at January 31, 2009.  The Company had long-lived assets of approximately $0.9 million in the United States and $0.9 million in France at January 31, 2010.

13.           COMMITMENTS AND CONTINGENCIES

Leases - The Company leases office space and certain other equipment under non-cancelable operating leases. Rent expense approximated $1.4 million, $1.5 million and $1.6 million for the years ended January 31, 2008, 2009 and 2010, respectively.

Purchase Obligations – As of January 31, 2010, the Company’s commitments under purchase agreements with suppliers totaled approximately $1.8 million.

As of January 31, 2010, the minimum annual commitments under operating leases and purchase obligations were approximately as follows:

Years Ending January 31,	Operating Leases	Purchase Obligations
	(in thousands)
2011	$1,193	$1,545
2012	658	179
2013	351	29
2014	300	-
2015 and thereafter	-	-

Warranty Liability – The following summarizes the activity associated with the Company’s warranty liability included in accrued expenses in the consolidated balance sheets for each of the years ended January 31, 2008, 2009 and 2010:

(in thousands)	Years Ended January 31,
	2008	2009	2010
Warranty liability, beginning of year	$320	$43	$62
Provision charged/(credited) to expense	(37)	19	51
Warranty charges	(240)	-	(42)
Warranty liability, end of year	$43	$62	$71

Legal Proceedings - The Company does not believe that it is currently party to any pending legal actions that could reasonably be expected to have a material adverse effect on its business, financial condition, results of operations or cash flows.

Subject to certain limitations, the Company has agreed to indemnify its current and former directors, officers and employees in connection with any regulatory or litigation matter relating to the improper stock option granting practices described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009. Such obligations may arise under the terms of the Company’s articles of incorporation, as amended, the Company’s amended and restated bylaws, applicable agreements and New Jersey law. An obligation to indemnify generally means that the Company is required to pay or reimburse the individual’s reasonable legal expenses and possibly damages and other liabilities that may be incurred. The Company’s insurance policies for periods prior to June 29, 2007 are unlikely to provide adequate coverage for expenses resulting from the historical stock option granting practices and any such coverage may have to be shared with related parties. Factors that may affect such coverage are minimum retention requirements and exceptions for certain non-qualifying expenses. Additionally, the Company’s current director and officer liability insurance does not provide coverage with respect to its historical stock option granting practices.

14.           QUARTERLY INFORMATION (UNAUDITED)

The following table shows selected results of operations for each of the quarters during the fiscal years ended January 31, 2009 and 2010 (amounts in thousands, except per share data):

	Fiscal Quarters				Fiscal Quarters
	Apr. 30, 2008	July 31, 2008	Oct. 31, 2008	Jan. 31, 2009	Apr. 30, 2009	July 31, 2009	Oct. 31, 2009	Jan. 31, 2010
Revenues	$15,890	$15,759	$10,342	$11,056	$11,556	$11,864	$10,770	$11,648
Gross profit	11,980	11,488	7,326	7,753	8,538	8,974	7,540	8,795
Net income (loss)	(1,258)	520	(820)	(1,578)	(911)	(515)	(2,142)	(927)

Diluted earnings (loss) per share	$(0.12)	$0.05	$(0.08)	$(0.15)	$(0.08)	$(0.05)	$(0.20)	$(0.08)

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

ULTICOM INC.

April 20, 2010	/s/ Shawn K. Osborne
Shawn K. Osborne
President and
Chief Executive Officer

April 20, 2010	/s/ Mark A. Kissman
Mark A. Kissman
Senior Vice President and
Chief Financial Officer
[Principal Financial Officer and Accounting Officer]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Andre Dahan	Chairman of the Board and	April 20, 2010
Andre Dahan	Director of Ulticom, Inc.

/s/ Shawn K. Osborne	President, Chief Executive	April 20, 2010
Shawn K. Osborne	Officer and Director of
Ulticom, Inc. [Principal
Executive Officer]

/s/ Paul D. Baker	Director of Ulticom, Inc.	April 20, 2010
Paul D. Baker

/s/ John A. Bunyan	Director of Ulticom, Inc.	April 20, 2010
John A. Bunyan

/s/ Michael J. Chill	Director of Ulticom, Inc.	April 20, 2010
Michael J. Chill

/s/ Ron Hiram	Director of Ulticom, Inc.	April 20, 2010
Ron Hiram

/s/ Joel E. Legon	Director of Ulticom, Inc.	April 20, 2010
Joel E. Legon

/s/ Shefali A. Shah	Director of Ulticom, Inc.	April 20, 2010
Shefali A. Shah

/s/ Rex A. McWilliams	Director of Ulticom, Inc.	April 20, 2010
Rex A. McWilliams

/s/ Mark A. Kissman	Senior Vice President	April 20, 2010
Mark A. Kissman	and Chief Financial Officer
[Principal Accounting Officer]