Form 10-Q
period 2010-04-30
ULTICOM INC
filed 2010-06-09
CIK 1103184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

or

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

☐	Yes	☐	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☒	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☒	No

The number of shares of Common Stock, no par value, outstanding as of June 2, 2010 was 11,125,821.

	TABLE OF CONTENTS
		Page

Forward Looking Statements		ii

	PART I - Financial Information

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited).
	Condensed Consolidated Balance Sheets as of January 31, 2010 and April 30, 2010	1
	Condensed Consolidated Statements of Operations for the Three Months ended April 30, 2009 and 2010	2
	Condensed Consolidated Statements of Cash Flows for the Three Months ended April 30, 2009 and 2010	3
	Notes to Condensed Consolidated Financial Statements	4

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	9

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.	17

ITEM 4.	Controls and Procedures.	18

	PART II - Other Information

ITEM 1.	Legal Proceedings.	19

ITEM 1A.	Risk Factors.	19

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	19

ITEM 3.	Defaults Upon Senior Securities.	19

ITEM 4.	Removed and Reserved.	19

ITEM 5.	Other Information.	19

ITEM 6.	Exhibits.	20

	SIGNATURES	20

EX-31.1	(CERTIFICATION OF CHIEF EXECUTIVE OFFICER)
EX-31.2	(CERTIFICATION OF CHIEF FINANCIAL OFFICER)
EX-32.1	(CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER)

FORWARD-LOOKING STATEMENTS

Certain statements by Ulticom, Inc. (referred to herein as “Ulticom,” the “Company,” “we,” “our” or “us”) appearing in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and elsewhere in this Quarterly Report on Form 10-Q constitute “forward-looking statements” for purposes of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include financial projections, statements of plans and objectives for future operations, statements of future economic performance, and statements of assumptions relating thereto.  In some cases, forward-looking statements can be identified by the use of future or conditional words such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “intends,” “seeks,” “projected,” “believes,” “potential,” “continue” or the negative thereof or other comparable terminology.

There can be no assurances that forward-looking statements will be achieved. By their very nature, forward-looking statements involve known and unknown risks, uncertainties, and other important factors that could cause our actual results or performance to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties may also give rise to future claims and increase our exposure to contingent liabilities.  These risks and uncertainties arise from (among other factors):

•
our incurring substantial expenses for litigation and governmental enforcement actions and our potential exposure to contingent liabilities because of historical improper accounting practices which required restatement adjustments to be made in our consolidated financial statements as disclosed in the Annual Report on Form 10-K for the fiscal year ended January 31, 2009 (the “2008 Form 10-K”) and resulted in our inability to file required periodic reports with the SEC during the period from December 2005 to September 30, 2009;

•
a Final Judgment that was entered in connection with our settlement of an SEC enforcement proceeding that permanently enjoins us from violating Section 17(a) of the Securities Act of 1933, Sections 13(a), 13(b)(2)(A) and (B) and 14(a) of the Securities Exchange Act of 1934 and SEC Rules 13a-1, 13a-11, 13a-13 and 14a-9;

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
•
inaccuracies in our historical periodic reports filed with the SEC prior to the September 30, 2009 filing of the 2008 Form 10-K, and, as indicated in our Current Report on Form 8-K dated April 16, 2006, such reports cannot be relied upon;

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

ii

•
our ability to (i) identify and respond to emerging technological trends in our target markets; (ii) develop and maintain competitive solutions that meet customers’ changing needs; and (iii) enhance existing products by adding features and functionality that differentiate our products from those of our competitors;

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

These risks and uncertainties, as well as other factors, are discussed in greater detail in Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made, except where otherwise required by law.

iii

PART I – FINANCIAL INFORMATION

ITEM 1.                    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ULTICOM, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)
(In thousands, except share data)

	January 31,	April 30,
	2010*	2010
ASSETS
Current Assets:
Cash and cash equivalents	$13,190	$20,250
Short-term investments	65,087	55,184
Accounts receivable, net	10,657	10,347
Inventories	1,019	1,526
Prepaid expenses and other current assets	7,444	9,060
Total current assets	97,397	96,367
Property and equipment, net	1,872	1,687
Other assets	1,411	1,407
Deferred income taxes	6,377	6,051
Total assets	$107,057	$105,512

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$6,598	$4,715
Deferred revenue	2,945	4,516
Total current liabilities	9,543	9,231
Long-term Liabilities:
Deferred revenue	3,682	3,628
Unrecognized income tax benefits	1,640	1,661
Other long-term liabilities	35	-
Total liabilities	14,900	14,520

Commitments and Contingencies

Shareholders’ Equity:
Common stock, no par value, 50,000,000 shares authorized, 11,044,685 and 11,122,146 shares issued and outstanding as of January 31, 2010 and April 30, 2010, respectively	-	-
Additional paid-in capital	96,691	96,810
Accumulated deficit	(3,582)	(4,822)
Accumulated other comprehensive loss	(952)	(996)
Total shareholders’ equity	92,157	90,992
Total liabilities and shareholders’ equity	$107,057	$105,512

* The Condensed Consolidated Balance Sheet as of January 31, 2010 has been derived from the Company’s audited Consolidated Balance Sheet as of that date.

The accompanying notes are an integral part of these unaudited financial statements.

ULTICOM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three months ended
	April 30,	April 30,
	2009	2010
Revenues from:
Products	$8,304	$4,963
Services	3,252	3,423
Total revenues	11,556	8,386

Cost of revenues:
Product costs	1,807	1,376
Service costs	1,211	1,207
Total cost of revenues	3,018	2,583

Gross profit	8,538	5,803

Operating expenses:
Research and development	3,490	3,046
Selling, general and administrative	7,345	5,900

Loss from operations	(2,297)	(3,143)
Interest and other income, net	853	372

Loss before income taxes	(1,444)	(2,771)
Income tax benefit	(533)	(1,531)
Net loss	$(911)	$(1,240)

Loss per share:
Basic	$(0.08)	$(0.11)
Diluted	$(0.08)	$(0.11)

The accompanying notes are an integral part of these unaudited financial statements.

ULTICOM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months ended
	April 30,	April 30,
	2009	2010
Cash flows from operating activities:
Net loss	$(911)	$(1,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	427	315
Deferred income taxes	(587)	210
Share-based payment expense	152	129
Net realized loss (gain) on sales of investments	(124)	4
Changes in operating assets and liabilities:
Accounts receivable, net	(1,149)	310
Inventories	(310)	(507)
Prepaid expenses and other current assets	951	(1,665)
Accounts payable and accrued expenses	377	(1,888)
Deferred revenue	1,065	1,518
Other, net	(386)	112
Net cash used in operating activities	(495)	(2,702)

Cash flows from investing activities:
Purchases of property and equipment	-	(203)
Purchases of investments	(22,525)	(20,000)
Maturities and sales of investments	55,800	30,000
Net cash provided by investing activities	33,275	9,797

Cash flows from financing activities:
Proceeds from exercises of stock options	-	74
Payment of special dividend	(199,643)	-
Net cash provided by (used in) financing activities	(199,643)	74

Effect of exchange rate changes on cash and cash equivalents	6	(109)
Net increase (decrease) in cash and cash equivalents	(166,857)	7,060

Cash and cash equivalents, beginning of period	206,771	13,190
Cash and cash equivalents, end of period	$39,914	$20,250

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

Basis of Presentation - The accompanying financial information should be read in conjunction with the consolidated financial statements, including the notes thereto, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010. The condensed consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three months ended April 30, 2009 and 2010 are not necessarily indicative of the results to be expected for the full year.

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

2.	SPECIAL DIVIDEND (FISCAL YEAR 2009)

On April 20, 2009, the Company paid a special cash dividend to its shareholders of record as of the close of business on April 13, 2009.  The total amount of the dividend was approximately $199.8 million.  As of April 30, 2010, a portion of the special dividend, totaling approximately $0.1 million, was payable to holders of deferred stock units awarded under the Company’s equity incentive plan pending delivery of the shares of common stock subject to such awards. The Company’s retained earnings as of the date of the dividend was approximately $65.9 million.  As the amount of the dividend exceeded the Company’s retained earnings as of the date of the dividend, the remaining portion of the dividend, approximately $133.9 million, reduced additional paid-in capital.  The Company’s accumulated deficit as of January 31, 2010 represented the net loss of the Company from April 21, 2009 through January 31, 2010.

3.	SHORT-TERM INVESTMENTS AND CASH EQUIVALENTS

As of January 31, 2010 and April 30, 2010, all of the Company’s short-term investments were marketable debt securities that were classified as available-for-sale and summarized in the following table:

(Amounts in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Ranking of Market Price Observability
As of January 31, 2010
U.S. governmental agency obligations	$64,959	$285	$(157)	$65,087	Level 2

As of April 30, 2010
U.S. governmental agency obligations	$54,957	$234	$(7)	$55,184	Level 2

The Company’s measurements of the fair values of these financial instruments are performed on a recurring basis and, as of April 30, 2010, were based on non-binding market consensus prices that can be corroborated with observable market data. The valuation techniques used to determine these prices are primarily income-based approaches, the inputs to which generally consist of yield curves and other factors considering the risk attributes of the investment security. Accordingly, the inputs to the valuation techniques used to measure the fair values of these instruments were ranked, according to their market price observability, as Level 2 inputs.

As of January 31, 2010 and April 30, 2010, the Company’s cash equivalents primarily consisted of investments in institutional money market funds placed with high credit-quality financial institutions.  Due to the short-term nature of the Company’s cash and cash equivalents, the carrying amounts are not generally subject to price risk that may result from fluctuations in interest rates.

4.           INVENTORIES

As of January 31, 2010 and April 30, 2010, the Companies inventories principally consisted of finished goods, as the carrying amounts of raw material inventories were not significant.

5.           INTEREST AND OTHER INCOME, NET

Interest and other income, net consisted of the following:

(Amounts in thousands)	Three months ended
	April 30,	April 30,
	2009	2010

Interest income	$737	$379
Realized gain (loss) on sales of investments, net	124	(4)
Other	(8)	(3)

	$853	$372

6.           COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of the following:

(Amounts in thousands)	Three months ended
	April 30,	April 30,
	2009	2010

Net loss	$(911)	$(1,240)
Unrealized gains (losses) on investments, net of reclassification adjustments and income taxes	(130)	62
Foreign currency translation adjustments	52	(106)

Total comprehensive loss	$(989)	$(1,284)

Upon the sale of an available-for-sale investment security, the cumulative unrealized gain or loss associated with the sold security that was previously recorded in accumulated other comprehensive income (loss) is reclassified into the condensed consolidated statement of operations as a realized gain (loss).  For each of the three months ended April 30, 2009 and 2010, realized gains, net of applicable income taxes, reclassified into the condensed consolidated statements of operations were less than $0.1 million.

7.           EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is determined by using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential shares outstanding.  The share amounts used in the computations of basic and diluted loss per share were as follows:

(Amounts in thousands)	Three months ended
	April 30,	April 30,
	2009	2010

Basic share amounts	10,883	10,953
Effect of dilutive potential shares:
Options	-	-
Restricted stock and deferred stock units	-	-

Diluted share amounts	10,883	10,953

For purposes of computing basic earnings (loss) per share, any nonvested shares of restricted stock that have been issued by the Company and are contingently returnable to the Company are excluded from the weighted average number of shares of common stock outstanding. Incremental potential common shares from stock options and nonvested restricted stock and deferred stock units (“DSUs”) are included in the computation of diluted earnings per share except when the effect would be antidilutive. Accordingly, diluted earnings (loss) per share for the three months ended April 30, 2009 and 2010 excluded approximately 0.8 million and 0.7 million potential common shares associated with outstanding stock options and nonvested restricted stock and DSUs, as these potential common shares would have had an antidilutive effect.

8.           RELATED PARTY TRANSACTIONS

The Company sells products and provides services to other subsidiaries of Comverse Technology, Inc.  For each of the three months ended April 30, 2009 and 2010, the Company’s revenues included sales to subsidiaries of Comverse Technology, Inc. of approximately $0.4 million.

As of January 31, 2010 and April 30, 2010, the amount due from subsidiaries of Comverse Technology, Inc. was approximately $0.3 million and $0.4 million, respectively.

9.           SHARE-BASED PAYMENT TRANSACTIONS

Equity Award Grants

In February 2010, the independent directors of the Company’s Board of Directors were awarded, in the aggregate, approximately 9,300 DSUs for their service during the fiscal year ending January 31, 2011.  The DSUs vest 25% on April 30, 2010; 25% on July 31, 2010; 25% on October 31, 2010; and 25% on January 31, 2011.  Shares of the Company’s common stock equal to the number of vested DSUs will be issued to these directors on or before January 2, 2012.  Based on the fair market value of the Company’s common stock at the date of the grant, the total share-based payment cost of the DSU grants was approximately $0.1 million and is recognized in the condensed consolidated statement of operations on a pro rata basis in proportion to the number of vested DSUs at each vesting date.

In April 2010, executive officers of the Company were granted, in the aggregate, approximately 110,000 shares of restricted common stock, of which 40% of these shares vest over a three-year service period (“time-based awards”) while vesting of the remaining shares is contingent on the achievement of defined operating income targets during fiscal year 2010 (“performance-based awards”). Based on the fair market value of the Company’s common stock as of the grant date, the total share-based payment costs of the time-based awards and performance-based awards were approximately $0.4 million and $0.7 million, respectively. The cost of the time-based awards is recognized into expense in the consolidated statement of operations on a straight-line basis over the vesting period of each grant. No share-based payment expense was recognized for the performance-based awards during the three months ended April 30, 2010, as the Company determined that satisfaction of the award’s performance conditions, and therefore vesting of each award, was not a probable outcome. If, during the remainder of fiscal year 2010, circumstances change and it is determined that satisfaction of the performance conditions is a probable outcome, share-based payment expense will be recognized for each performance-based award over the award’s vesting period, which is three years commencing with the grant date.

10.          INCOME TAXES

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple foreign and state jurisdictions. For all periods presented in the condensed consolidated statements of operations, the Company’s income tax benefit reflects current and deferred income taxes associated with each of these taxing jurisdictions. For the three months ended April 30, 2010, the Company’s effective income tax rate was significantly higher than the statutory federal income tax rate of 34%, due to foreign income tax expense that was only partially offset by the deferred tax benefits associated with U.S. foreign tax credits.

During May 2010, the Company effectively settled income tax positions associated with benefits realized in tax returns previously filed with a foreign taxing jurisdiction.  Prior to this settlement, the Company considered these positions to be uncertain as to their being sustained upon the foreign taxing authority’s examination of such positions.  The benefit attributable to these positions that was included in the Company’s liability for unrecognized income tax benefits in the condensed consolidated balance sheet as of April 30, 2010, totaling approximately $1.0 million, will be recognized in the Company’s income tax provision in the second quarter of fiscal year 2010.  Partially offsetting this benefit in the Company’s income tax provision will be the write-off of an income tax receivable that was originally established to account for the anticipated U.S. income tax benefits that would have been realized by the Company had the foreign taxing authority’s examination resulted in an unfavorable outcome.  As of April 30, 2010, the income tax receivable totaled approximately $0.9 million and was included in other assets in the condensed consolidated balance sheet.

11.          COMMITMENTS AND CONTINGENCIES

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

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010 and the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.  The discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from the results contemplated in these forward-looking statements as a result of factors including, but not limited to, those described under “Item 1A – Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

OVERVIEW OF THE COMPANY’S OPERATIONS

The Company designs, develops, markets, licenses and supports network signaling solutions. Its products are sold primarily through direct sales to network equipment manufacturers, application developers, and service providers that include the Company’s products within their systems or services. Product revenues consist primarily of sales of software licenses and interface boards. Service revenues consist primarily of software maintenance fees related to previously deployed licenses of the Company’s products and fees for support services. Service revenues are expected to show less volatility than product revenues. The key drivers of the Company’s financial results are:

•	product price and volume;
•	cost to support new and existing customer deployments of its products;
•	investments in product enhancements and expansion into new markets; and
•	interest income earned on its cash equivalents and short-term investments.

During fiscal years 2008 and 2009, the Company’s financial results were adversely affected by the ongoing slowdown of infrastructure spending by communication service providers and by declines in technology expenditures, resulting in a significant decline in quarterly revenues. In response to these circumstances, the Company took measures during these years to lower its costs to operate more effectively at these lower sales levels.  Such actions principally consisted of reductions in the numbers of personnel in substantially all areas of its operations, the largest of which occurred in September 2009.

As compared to the same period in fiscal year 2009, revenues for the three months ended April 30, 2010 declined 27%, primarily resulting from a lower sales volume of boards and licenses of approximately 40%.  Delays in the timing of anticipated orders for the Company’s products and continued weakness in infrastructure spending by communication service providers were the primary causes of the decline in product revenues.  Though the timing of the ultimate receipt of these orders is uncertain, the Company expects that the majority of these orders will be received in subsequent quarters of fiscal year 2010.

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

RESULTS OF OPERATIONS

Three Months Ended April 30, 2010 Compared to Three Months Ended April 30, 2009

Revenues.

	Three Months Ended
(in thousands)	April 30,	April 30,
	2009	2010	Change
Product revenues	$8,304	$4,963	$(3,341)
Service revenues	3,252	3,423	171
Total revenues	$11,556	$8,386	$(3,170)

The decrease in product revenues was due to lower sales of boards and licenses of approximately $1.7 million and $1.6 million, respectively.  As compared to the three months ended April 30, 2009, the sales volume of boards and licenses was lower by approximately 40% and product revenues from the Company’s three largest customers decreased by approximately $3.6 million. Delays in the timing of anticipated orders for the Company’s products and continued weakness in infrastructure spending by communication service providers were the primary causes of the decline in product revenues.  Though the timing of the ultimate receipt of these orders is uncertain, the Company expects that the majority of these orders will be received in subsequent quarters of fiscal year 2010.

Cost of Revenues.

	Three Months Ended
(dollar amounts in thousands)	April 30,	April 30,
	2009	2010	Change
Product costs	$1,807	$1,376	$(431)
Service costs	1,211	1,207	(4)
Total cost of revenues	$3,018	$2,583	$(435)

Gross margin (as a percentage of revenues)	74%	69%

Lower materials and production costs from the lower volume of board and license sales resulted in an approximate $0.4 million decrease in cost of product revenues. As the change in labor and overhead costs charged to cost of revenues was minimal, the reduction in gross margin was primarily attributable to the significant decrease in sales volume.

Research and Development Expenses.

	Three Months Ended
(dollar amounts in thousands)	April 30,	April 30,
	2009	2010	Change

Research and development expenses	$3,490	$3,046	$(444)
As a percentage of revenues	30%	36%

Reductions in the number of research and development personnel, mostly resulting from the reduction in force occurring in September 2009, lowered research and development expenses by approximately $0.4 million.

Selling, General and Administrative Expenses.

	Three Months Ended
(dollar amounts in thousands)	April 30,	April 30,
	2009	2010	Change

Selling, general and administrative expenses	$7,345	$5,900	$(1,445)
As a percentage of revenues	64%	70%

Included in selling, general and administrative expenses for the three months ended April 30, 2009 were various costs incurred to complete the restatement of the Company’s financial statements that were included in the 2008 Form 10-K, totaling approximately $1.2 million, and fees paid in connection the evaluation of the special dividend paid in April 2009 of approximately $0.3 million. Included in selling, general and administrative expenses for the three months ended April 30, 2010 were costs associated with restatement-related matters, totaling approximately $0.2 million, and certain severance and termination benefits, totaling approximately $0.5 million. Reductions in the number of sales, marketing and administrative personnel during fiscal year 2009, mostly resulting from the reduction in force occurring in September 2009, lowered selling, general and administrative expenses by approximately $0.5 million.

Interest and Other Income, net.  Interest and other income, net was approximately $0.9 million and $0.4 million for the three months ended April 30, 2009 and 2010, respectively. The payment of the special dividend on April 20, 2009 lowered the Company’s total cash equivalents and short-term investments by approximately $200 million, resulting in lower interest income of approximately $0.4 million.

Income Tax Benefit.  For the first fiscal quarters of 2009 and 2010, the Company recorded income tax benefits of approximately $0.5 million and $1.5 million, respectively. The Company’s overall effective tax rate was 37% and 55% for the three months ended April 30, 2009 and 2010, respectively. For the three months ended April 30, 2010, the Company’s effective income tax rate was significantly higher than the statutory federal income tax rate of 34%, due to foreign income tax expense that was only partially offset by the deferred tax benefits associated with U.S. foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2010 and April 30, 2010, the Company’s cash and cash equivalents and short-term investments totaled approximately $78.3 million and $75.4 million, respectively. On April 20, 2009, the Company paid a special cash dividend to its shareholders, totaling approximately $200 million. The Company has no current plans to pay additional cash dividends on its equity securities. Any future determination as to the declaration and payment of dividends will be made by the Board of Directors in its discretion and will depend upon the Company’s earnings, financial condition, capital requirements, and other relevant factors.

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

Analysis of Cash Flows

Although the Company made significant reductions in the aggregate amount of cash used for personnel-related expenses and nonrecurring costs (e.g., restatement related expenses) during first quarter of fiscal year 2010, operations for the three months ended April 30, 2010 used cash of approximately $2.7 million, mostly due to an approximate $1.9 million reduction in accounts payable and accrued expenses that primarily resulted from payments of certain commission and other compensation-related expenses incurred during the fourth quarter of fiscal year 2009.  The Company’s operating loss for the three months ended April 30, 2010 also contributed significantly to the use of cash.

Throughout fiscal year 2009 and the first quarter of fiscal year 2010, the Company’s cash provided by or used in investing activities primarily reflected the Company’s shifts between cash equivalents and short-term investments, as capital expenditures were not significant. For fiscal year 2010, the Company expects that its capital expenditures will be less than $1 million.

From April 17, 2006 through December 10, 2009, holders of options to purchase common stock under the Company’s equity incentive plans were prohibited from exercising their vested options until the time that the Company became current in its reporting obligations under applicable securities laws and had an effective registration statement on Form S-8 on file with the SEC, both of which occurred on December 10, 2009.  The resumption of option exercises on December 11, 2009 has provided a source of cash from financing activities.

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

Accounting for Share-based Payment Transactions

For all share-based payment transactions in which the Company acquires services from employees or directors by issuing shares of the Company’s common stock, options to purchase shares or other equity instruments, the Company recognizes the cost of awarded equity instruments that are ultimately expected to vest based on each instrument’s grant-date fair value over the period during which the employee or director is required to provide service in exchange for the award. For purposes of calculating each stock option’s fair value, the Company uses the Black-Scholes option pricing model, which involves the determination of assumptions that become inputs into the model. The primary inputs are expected volatility, expected term of the option, risk-free interest rate and dividend yield. Expected volatility is based on the historical performance of the Company’s common stock. Prior to the option award made in January 2010, the Company had not made an option award since December 2005 and all holders of options were prohibited from exercising their vested options from April 17, 2006 through December 10, 2009.  Accordingly, sufficient recent data regarding exercise behavior did not exist in a form that could reasonably predict the term, or life, of an option.  Therefore, for the options granted during January 2010, the Company estimated the expected term using the “simplified method.”  Until such time that Company has sufficient data regarding exercise behavior, the Company expects to employ the simplified method to estimate expected term.  The risk-free interest rate is the implied yield available as of the grant date on U.S. Treasury zero-coupon issues with a remaining term equal to the option’s expected term. Prior to the Company’s special cash dividend paid on April 20, 2009, the Company had not paid dividends and had not declared any intentions of doing so. Accordingly, the dividend yield is assumed to be zero.

The Black-Scholes model was developed for use in estimating the fair value of traded options and does not consider the non-traded nature of employee stock options, vesting and trading restrictions, lack of transferability or the possibility that employees may forfeit their options prior to expiration.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in subjective input assumptions can materially affect the fair value estimate, the Black-Scholes model may not necessarily provide a reliable single measure of the fair value of the options granted under the Company’s equity incentive plans.

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

Accounting for Income Taxes

The Company accounts for income taxes using an asset and liability approach, which requires estimates of taxes payable or refunds for the current period and estimates of deferred income tax assets and liabilities for the future tax consequences attributable to differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax purposes.  Current and deferred tax assets and liabilities are based on provisions of the enacted tax laws and are measured using the enacted tax rates and laws that are expected to be in effect when the future tax events are expected to reverse. The effects of future changes in tax laws or rates are not anticipated.

Significant judgment is required in evaluating the Company's income tax positions and measuring any related future benefit that may result from such positions. In its determination of income tax expense, the Company does not recognize any benefit from tax positions it considers to be uncertain.  Only benefits that may result from tax positions that are more likely than not of being sustained on audit, based on the technical merits of the position, are recognized.  Further, the effect on the Company’s income tax provision of these tax positions is measured at the largest amount of benefit that is greater than 50% likely of being realized upon the ultimate settlement.  Differences between the amount of benefits taken or expected to be taken in the Company’s income tax returns and the amount of benefits recognized based on the evaluation and measurement of the related tax positions represent unrecognized income tax benefits, the total of which is reflected as a liability in the consolidated balance sheet.

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

For any specific jurisdiction where a history of three years of cumulative losses has occurred or where there has been a substantial change in the business, the Company does not rely on projections of future taxable income as described above. Instead, the Company determines its need for a valuation allowance on deferred tax assets, if any, by determining an average steady-state normalized taxable income amount over the last three years. The Company will also consider the following positive evidence in the above scenarios, if present:

•	existing customer contracts that will produce more than enough taxable income to realize the deferred tax asset based on existing sales prices and cost structures; and
•	an excess of appreciated asset value over the tax basis of the entity’s net assets in an amount sufficient to realize the deferred tax asset.

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

As discussed in Note 3 to the Condensed Consolidated Financial Statements, short-term investments as of April 30, 2010 consisted of marketable debt securities, principally U.S. government agency obligations, which the Company deems available-for-sale. The Company’s investment policy provides guidelines relative to diversification and maturities designed to maintain reasonable levels of safety and liquidity.  At any given time, the Company’s mix of investments held as cash and cash equivalents versus short-term investments is dependent upon the Company’s view of each prospective investment’s price risk relative to the attainment of potentially higher yields or returns on its invested cash.  A 10% increase or decrease in the fair values of the Company’s short-term investments held at April 30, 2010 would have a material effect on the Company's consolidated financial position.

As of the end of each reporting period, the Company adjusts the carrying amount of each short-term investment to its fair value. For each of the Company’s marketable debt securities held as of April 30, 2010, the Company’s measurements of fair value were based on non-binding market consensus prices that can be corroborated with observable market data.  As of each reporting date, the Company monitors the liquidity of each investment it holds by analyzing current trading activity, to the extent such activity exists and is verifiable.  The Company obtains alternate fair value estimates for each of its investments from independent pricing services as a means of verifying the prices used to measure fair value.

As of April 30, 2010, cash and cash equivalents and short-term investments totaled approximately $75.4 million. If, during the fiscal year ending January 31, 2011, average short-term interest rates increase or decrease by 50 basis points relative to average rates realized during the year ended January 31, 2010, the Company’s projected interest income from cash and cash equivalents and short-term investments would increase or decrease by approximately $0.4 million, assuming a similar level of investments as held at April 30, 2010.

As of April 30, 2010, the Company’s cash equivalents primarily consisted of investments in institutional money market funds placed with high credit-quality financial institutions.  Due to the short-term nature of the Company’s cash and cash equivalents, the carrying amounts are not generally subject to price risk that may result from fluctuations in interest rates.

ITEM 4.                    CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are controls and other procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the rules and forms promulgated by the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company completed an evaluation, as of April 30, 2010, under the supervision of and with the participation of the Company’s management, including the Chief Executive and Chief Financial Officers, as to the effectiveness of the Company’s disclosure controls and procedures.  Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2010, the Company’s disclosure controls and procedures were effective.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS.

From time to time, the Company is subject to claims in legal proceedings arising in the normal course of its business. The Company does not believe that it is currently party to any pending legal actions that could reasonably be expected to have a material adverse effect on its business, financial condition, results of operations or cash flows.

ITEM 1A.                 RISK FACTORS.

There were no additions to or material changes in the Company’s risk factors for the fiscal quarter ended April 30, 2010 from those disclosed in the Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

ITEM	2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.                    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                    REMOVED AND RESERVED.

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

ULTICOM, INC.

Dated:	June 9, 2010	/s/ Shawn K. Osborne
Shawn K. Osborne
President and Chief Executive Officer

Dated:	June 9, 2010	/s/ Mark A. Kissman
Mark A. Kissman
Senior Vice President and Chief Financial Officer