Form 10-Q
period 2010-07-31
ULTICOM, INC
filed 2010-09-13
CIK 1103184

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

or

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

☐	Yes	☐	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☒	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☒	No

The number of shares of Common Stock, no par value, outstanding as of September 7, 2010 was 11,132,846.

	TABLE OF CONTENTS
		Page

Forward Looking Statements		ii

	PART I - Financial Information

ITEM 1.	Condensed Consolidated Financial Statements (Unaudited).
	Condensed Consolidated Balance Sheets as of January 31, 2010 and July 31, 2010	1
	Condensed Consolidated Statements of Operations for the Three and Six Months ended July 31, 2009 and 2010	2
	Condensed Consolidated Statements of Cash Flows for the Six Months ended July 31, 2009 and 2010	3
	Notes to Condensed Consolidated Financial Statements	4

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	9

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk.	19

ITEM 4.	Controls and Procedures.	19

	PART II - Other Information

ITEM 1.	Legal Proceedings.	21

ITEM 1A.	Risk Factors.	21

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	32

ITEM 3.	Defaults Upon Senior Securities.	32

ITEM 4.	Removed and Reserved.	32

ITEM 5.	Other Information.	32

ITEM 6.	Exhibits.	33

	SIGNATURES	33

EX-31.1	(CERTIFICATION OF CHIEF EXECUTIVE OFFICER)
EX-31.2	(CERTIFICATION OF CHIEF FINANCIAL OFFICER)
EX-32.1	(CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER)

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

These risks and uncertainties, as well as other factors, are discussed in greater detail in Item 1A (Risk Factors) in this Quarterly Report on Form 10-Q. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made, except where otherwise required by law.

iii

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ULTICOM, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS
 (Unaudited)
(In thousands, except share data)

	January 31,	July 31,
	2010*	2010
ASSETS
Current Assets:
Cash and cash equivalents	$13,190	$66,821
Short-term investments	65,087	10,013
Accounts receivable, net	10,657	8,732
Inventories	1,019	1,056
Prepaid expenses and other current assets	7,444	7,111
Total current assets	97,397	93,733
Property and equipment, net	1,872	1,466
Other assets	1,411	373
Deferred income taxes	6,377	6,785
Total assets	$107,057	$102,357

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$6,598	$4,351
Deferred revenue	2,945	4,480
Total current liabilities	9,543	8,831
Long-term Liabilities:
Deferred revenue	3,682	3,495
Unrecognized income tax benefits	1,640	541
Other long-term liabilities	35	-
Total liabilities	14,900	12,867

Commitments and Contingencies

Shareholders’ Equity:
Common stock, no par value, 50,000,000 shares authorized, 11,044,685 and 11,132,846 shares issued and outstanding as of January 31, 2010 and July 31, 2010, respectively	-	-
Additional paid-in capital	96,691	96,737
Accumulated deficit	(3,582)	(6,048)
Accumulated other comprehensive loss	(952)	(1,199)
Total shareholders’ equity	92,157	89,490
Total liabilities and shareholders’ equity	$107,057	$102,357

* The Condensed Consolidated Balance Sheet as of January 31, 2010 has been derived from the Company’s audited Consolidated Balance Sheet as of that date.

The accompanying notes are an integral part of these unaudited financial statements.

ULTICOM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three months ended		Six months ended
	July 31,	July 31,	July 31,	July 31,
	2009	2010	2009	2010
Revenues from:
Products	$8,527	$5,440	$16,831	$10,403
Services	3,337	3,456	6,589	6,879
Total revenues	11,864	8,896	23,420	17,282

Cost of revenues:
Product costs	1,628	1,344	3,435	2,720
Service costs	1,262	1,097	2,473	2,304
Total cost of revenues	2,890	2,441	5,908	5,024

Gross profit	8,974	6,455	17,512	12,258

Operating expenses:
Research and development	3,367	2,904	6,857	5,950
Selling, general and administrative	6,732	4,036	14,077	9,936

Loss from operations	(1,125)	(485)	(3,422)	(3,628)
Interest and other income, net	373	314	1,226	686

Loss before income taxes	(752)	(171)	(2,196)	(2,942)
Income tax expense (benefit)	(237)	1,055	(770)	(476)
Net loss	$(515)	$(1,226)	$(1,426)	$(2,466)

Loss per share:
Basic	$(0.05)	$(0.11)	$(0.13)	$(0.22)
Diluted	$(0.05)	$(0.11)	$(0.13)	$(0.22)

The accompanying notes are an integral part of these unaudited financial statements.

ULTICOM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months ended
	July 31,	July 31,
	2009	2010
Cash flows from operating activities:
Net loss	$(1,426)	$(2,466)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	808	578
Deferred income taxes	(852)	(808)
Share-based payment expense	356	267
Net realized gain on sales of investments	(128)	(69)
Changes in operating assets and liabilities:
Accounts receivable, net	874	1,924
Inventories	(133)	(37)
Prepaid expenses and other current assets	2,386	340
Accounts payable and accrued expenses	(2,004)	(2,252)
Deferred revenue	1,571	1,348
Other, net	(628)	19
Net cash provided by (used in) operating activities	824	(1,156)

Cash flows from investing activities:
Purchases of property and equipment	(163)	(261)
Purchases of investments	(67,468)	(29,998)
Maturities and sales of investments	77,330	85,025
Net cash provided by investing activities	9,699	54,766

Cash flows from financing activities:
Proceeds from exercises of stock options	-	156
Payment of special dividend	(199,643)	-
Net cash provided by (used in) financing activities	(199,643)	156

Effect of exchange rate changes on cash and cash equivalents	266	(135)
Net increase (decrease) in cash and cash equivalents	(188,854)	53,631

Cash and cash equivalents, beginning of period	206,771	13,190
Cash and cash equivalents, end of period	$17,917	$66,821

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

Basis of Presentation - The accompanying financial information should be read in conjunction with the consolidated financial statements, including the notes thereto, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010. The condensed consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three and six months ended July 31, 2009 and 2010 are not necessarily indicative of the results to be expected for the full year.

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

On April 20, 2009, the Company paid a special cash dividend to its shareholders of record as of the close of business on April 13, 2009.  The total amount of the dividend was approximately $199.8 million.  As of July 31, 2010, a portion of the special dividend, totaling approximately $0.1 million, was payable to holders of deferred stock units awarded under the Company’s equity incentive plan pending delivery of the shares of common stock subject to such awards. The Company’s retained earnings as of the date of the dividend was approximately $65.9 million.  As the amount of the dividend exceeded the Company’s retained earnings as of the date of the dividend, the remaining portion of the dividend, approximately $133.9 million, reduced additional paid-in capital.  The Company’s accumulated deficit as of January 31, 2010 represented the net loss of the Company from April 21, 2009 through January 31, 2010.

3.	SHORT-TERM INVESTMENTS AND CASH EQUIVALENTS

As of January 31, 2010 and July 31, 2010, all of the Company’s short-term investments were marketable debt securities that were classified as available-for-sale and summarized in the following table:

(Amounts in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Ranking of Market Price Observability
As of January 31, 2010
U.S. government agency obligations	$64,959	$285	$(157)	$65,087	Level 2

As of July 31, 2010
U.S. government agency obligations	$10,000	$13	$-	$10,013	Level 2

The Company’s measurements of the fair values of these financial instruments are performed on a recurring basis and, as of January 31, 2010 and July 31, 2010, were based on non-binding market consensus prices that can be corroborated with observable market data. The valuation techniques used to determine these prices are primarily income-based approaches, the inputs to which generally consist of yield curves and other factors considering the risk attributes of the investment security. Accordingly, the inputs to the valuation techniques used to measure the fair values of these instruments were ranked, according to their market price observability, as Level 2 inputs.

As of January 31, 2010 and July 31, 2010, the Company’s cash equivalents primarily consisted of investments in institutional money market funds placed with high credit-quality financial institutions.  Due to the short-term nature of the Company’s cash and cash equivalents, the carrying amounts are not generally subject to price risk that may result from fluctuations in interest rates.

4.           INVENTORIES

As of January 31, 2010 and July 31, 2010, the Companies inventories principally consisted of finished goods, as the carrying amounts of raw material inventories were not significant.

5.           INTEREST AND OTHER INCOME, NET

Interest and other income, net consisted of the following:

(Amounts in thousands)	Three months ended		Six months ended
	July 31,	July 31,	July 31,	July 31,
	2009	2010	2009	2010

Interest income	$422	$240	$1,159	$619
Realized gains on sales of investments, net	4	73	128	69
Other	(53)	1	(61)	(2)
	$373	$314	$1,226	$686

6.           COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) were as follows:

(Amounts in thousands)	Three months ended		Six months ended
	July 31,	July 31,	July 31,	July 31,
	2009	2010	2009	2010

Net loss	$(515)	$(1,226)	$(1,426)	$(2,466)
Unrealized losses on investments, net of reclassification adjustments and income taxes	(187)	(134)	(317)	(72)
Foreign currency translation adjustments	80	(69)	132	(175)
Total comprehensive loss	$(622)	$(1,429)	$(1,611)	$(2,713)

Upon the sale of an available-for-sale investment security, the cumulative unrealized gain or loss associated with the sold security that was previously recorded in accumulated other comprehensive income (loss) is reclassified into the condensed consolidated statement of operations as a realized gain (loss).  For each of the three and six months ended July 31, 2009 and 2010, realized gains, net of applicable income taxes, reclassified into the condensed consolidated statements of operations were less than $0.1 million.

7.           EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is determined by using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share further assumes the issuance of common shares for all dilutive potential shares outstanding.  The share amounts used in the computations of basic and diluted loss per share were as follows:

(Amounts in thousands)	Three months ended		Six months ended
	July 31,	July 31,	July 31,	July 31,
	2009	2010	2009	2010
Basic share amounts	10,902	10,984	10,888	10,969
Effect of dilutive potential shares:
Options	-	-	-	-
Restricted stock and deferred stock units	-	-	-	-
Diluted share amounts	10,902	10,984	10,888	10,969

For purposes of computing basic earnings (loss) per share, nonvested shares of restricted stock that have been issued by the Company and are contingently returnable to the Company are excluded from the weighted average number of shares of common stock outstanding. Incremental potential common shares from stock options and nonvested restricted stock and deferred stock units (“DSUs”) are included in the computation of diluted earnings per share except when the effect would be antidilutive. Accordingly, diluted loss per share for the three  and six months ended July 31, 2009 excluded approximately 0.8 million potential common shares associated with outstanding stock options and nonvested restricted stock and DSUs and diluted loss per share for the three and six months ended July 31, 2010 excluded approximately 0.6 million potential common shares associated with outstanding stock options and nonvested restricted stock and DSUs, as these potential common shares would have had an antidilutive effect.

8.              RELATED PARTY TRANSACTIONS

The Company sells products and provides services to other subsidiaries of Comverse Technology, Inc.  For the three months ended July 31, 2009 and 2010, the Company’s revenues included sales to subsidiaries of Comverse Technology, Inc. of approximately $0.3 million and $0.2 million, respectively.  For the six months ended July 31, 2009 and 2010, the Company’s revenues included sales to subsidiaries of Comverse Technology, Inc. of approximately $0.8 million and $0.6 million, respectively.

As of January 31, 2010 and July 31, 2010, the amount due from subsidiaries of Comverse Technology, Inc. was approximately $0.3 million and $0.1 million, respectively.

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

In April 2010, executive officers of the Company were granted, in the aggregate, approximately 110,000 shares of restricted common stock, of which 40% of these shares vest over a three-year service period (“time-based awards”) while vesting of the remaining shares is contingent on the achievement of defined operating income targets during fiscal year 2010 (“performance-based awards”). Based on the fair market value of the Company’s common stock as of the grant date, the total share-based payment costs of the time-based awards and performance-based awards were approximately $0.4 million and $0.7 million, respectively. The cost of the time-based awards is recognized into expense in the consolidated statement of operations on a straight-line basis over the vesting period of each grant. No share-based payment expense was recognized for the performance-based awards during the three and six months ended July 31, 2010, as the Company determined that satisfaction of the award’s performance conditions, and therefore vesting of each award, was not a probable outcome. If, during the remainder of fiscal year 2010, circumstances change and it is determined that satisfaction of the performance conditions is a probable outcome, share-based payment expense will be recognized for each performance-based award over the award’s vesting period, which is three years commencing with the grant date.

10.          INCOME TAXES

The Company and its subsidiaries are subject to U.S. federal income tax, as well as income tax of multiple foreign and state jurisdictions. For all periods presented in the condensed consolidated statements of operations, the Company’s income tax expense (benefit) reflects current and deferred income taxes associated with each of these taxing jurisdictions.  During the year ended January 31, 2010, the Company established a valuation allowance against a portion of the deferred income tax assets associated with U.S. foreign tax credit carryforwards, as the benefits of such carryforwards were not expected to be fully realized prior to the expected carryforward expiration dates. For the six months ended July 31, 2010, the Company’s effective income tax rate, as computed in relation to loss before income tax benefit, was approximately 18% lower than the statutory federal income tax rate of 34%, due primarily to the offsetting effects of recognizing additional valuation allowance against the deferred tax benefits associated with such foreign tax credits and certain state deferred tax assets.

During May 2010, the Company effectively settled income tax positions associated with benefits realized in tax returns previously filed with a foreign taxing jurisdiction.  Prior to this settlement, the Company considered these positions to be uncertain as to their being sustained upon the foreign taxing authority’s examination of such positions. Previously included in the Company’s liability for unrecognized income tax benefits, the benefit attributable to these positions, approximately $1.0 million, was recognized in the Company’s income tax provision in the second quarter of fiscal year 2010.  Partially offsetting this benefit in the Company’s income tax provision was the write-off of an income tax receivable, totaling approximately $0.9 million, which was originally established to account for the anticipated U.S. income tax benefits that would have been realized by the Company had the foreign taxing authority’s examination resulted in an unfavorable outcome.  Additional changes in the Company’s unrecognized income tax benefit obligation within the next twelve months are not expected to be material.

11.          COMMITMENTS AND CONTINGENCIES

Subject to certain limitations, the Company has agreed to indemnify its current and former directors, officers and employees in connection with any regulatory or litigation matter relating to the improper stock option granting practices described in the Company’s 2008 Form 10-K. Such obligations may arise under the terms of the Company’s articles of incorporation, as amended, the Company’s amended and restated bylaws, applicable agreements and New Jersey law. An obligation to indemnify generally means that the Company is required to pay or reimburse the individual’s reasonable legal expenses and possibly damages and other liabilities that may be incurred. The Company’s insurance policies for periods prior to June 29, 2007 are unlikely to provide adequate coverage for expenses resulting from the historical stock option granting practices and any such coverage may have to be shared with related parties. Factors that may affect such coverage are minimum retention requirements and exceptions for certain non-qualifying expenses. Additionally, the Company’s current director and officer liability insurance does not provide coverage with respect to its historical stock option granting practices.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010 and the condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.  The discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from the results contemplated in these forward-looking statements as a result of factors including, but not limited to, those described in Item 1A (Risk Factors).

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

As compared to the same period in fiscal year 2009, revenues for the six months ended July 31, 2010 declined by approximately $6.1 million, primarily resulting from lower sales volumes of boards and licenses.  Continued weakness in infrastructure spending on the Company’s component products by communication service providers was the primary cause of the decline in revenues.  Based on the performance in the first half of fiscal year 2010 and the protracted delays in the timing of anticipated customer orders for the Company’s systems products, the Company expects total revenues for fiscal year 2010 to range from $36.5 million to $39.0 million.

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

RESULTS OF OPERATIONS

Three Months Ended July 31, 2010 Compared to Three Months Ended July 31, 2009

Revenues.

	Three Months Ended
(in thousands)	July 31,	July 31,
	2009	2010	Change
Product revenues	$8,527	$5,440	$(3,087)
Service revenues	3,337	3,456	119
Total revenues	$11,864	$8,896	$(2,968)

The decrease in product revenues was due to lower sales of boards and licenses of approximately $1.3 million and $1.6 million, respectively.  The Company’s three largest customers comprised approximately $3.0 million of the total decrease in product revenues.  The continued weakness in infrastructure spending on the Company’s component products by communication service providers was the primary cause of the decline in product revenues.  Based on the performance in the first half of fiscal year 2010 and the protracted delays in the timing of anticipated customer orders for the Company’s systems products, the Company expects total revenues for fiscal year 2010 to range from $36.5 million to $39.0 million. This projection includes revenues, totaling approximately $0.7 million, from maintenance and support services previously performed that have been deferred to the second half of fiscal year 2010, due to a possible contract amendment referring to such services.

Cost of Revenues.

	Three Months Ended
(dollar amounts in thousands)	July 31,	July 31,
	2009	2010	Change
Product costs	$1,628	$1,344	$(284)
Service costs	1,262	1,097	(165)
Total cost of revenues	$2,890	$2,441	$(449)

Gross margin (as a percentage of revenues)	76%	73%

The decrease in costs of revenues was primarily attributable to reductions in the number of production personnel and, to a lesser extent, lower materials and production costs from the lower volume of board and license sales.

Research and Development Expenses.

	Three Months Ended
(dollar amounts in thousands)	July 31,	July 31,
	2009	2010	Change
Research and development expenses	$3,367	$2,904	$(463)
As a percentage of revenues	28%	33%

Reductions in the number of research and development personnel, mostly resulting from the reduction in force occurring in September 2009, resulted in lower research and development expenses of approximately $0.7 million in the second quarter of fiscal year 2010.

Selling, General and Administrative Expenses.

	Three Months Ended
(dollar amounts in thousands)	July 31,	July 31,
	2009	2010	Change
Selling, general and administrative expenses	$6,732	$4,036	$(2,696)
As a percentage of revenues	57%	45%

Included in selling, general and administrative expenses for the three months ended July 31, 2009 were various costs incurred to complete the restatement of the Company’s financial statements that were included in the 2008 Form 10-K, totaling approximately $1.3 million, and retention and workforce reduction expenses of approximately $0.5 million.

Excluding the expenses described above, selling, general and administrative expenses decreased by approximately $0.9 million during the three months ended July 31, 2010.  Reductions in the number of sales, marketing and administrative personnel during fiscal year 2009, mostly resulting from the reduction in force occurring in September 2009, resulted in lower selling, general and administrative expenses of approximately $1.3 million in the second quarter of fiscal year 2010.

Interest and Other Income, net.  Interest and other income, net was approximately $0.4 million and $0.3 million for the three months ended July 31, 2009 and 2010, respectively.

Income Tax Expense (Benefit).  Income tax expense (benefit) for the three months ended July 31, 2009 was a benefit of approximately $0.2 million, as compared to an expense of approximately $1.1 million in the second quarter of fiscal year 2010.  During the second quarter of fiscal year 2010, the Company’s projection of taxable income for fiscal year 2010 changed from taxable income, as projected during the first quarter of fiscal year 2010, to a tax loss position.  As a consequence of this change and the effect of recognizing additional valuation allowance against certain deferred tax assets, the projected effective tax rate for fiscal year 2010 has decreased from 56% during the three months ended April 30, 2010 to a 21% rate, as computed in the determination of the Company’s income tax benefit for the six months ended July 31, 2010.  These factors resulted in the recognition of a significant amount of income tax expense for the three months ended July 31, 2010, as compared to the amount of loss before income taxes for this period.

Six Months Ended July 31, 2010 Compared to Six Months Ended July 31, 2009

Revenues.

	Six Months Ended
(in thousands)	July 31,	July 31,
	2009	2010	Change
Product revenues	$16,831	$10,403	$(6,428)
Service revenues	6,589	6,879	290
Total revenues	$23,420	$17,282	$(6,138)

The decrease in product revenues was due to lower sales of boards and licenses of approximately $3.0 million and $3.2 million, respectively, primarily due to lower sales volume.  The Company’s three largest customers comprised approximately $6.6 million of the total decrease in product revenues.  Continued weakness in infrastructure spending on the Company’s component products by communication service providers was the primary cause of the decline in product revenues.

Cost of Revenues.

	Six Months Ended
(dollar amounts in thousands)	July 31,	July 31,
	2009	2010	Change
Product costs	$3,435	$2,720	$(715)
Service costs	2,473	2,304	(169)
Total cost of revenues	$5,908	$5,024	$(884)

Gross margin (as a percentage of revenues)	75%	71%

Lower materials and production costs from the lower volume of board and license sales resulted in an approximate $0.5 million decrease in cost of product revenues. The remaining decrease in costs of revenues was primarily attributable to reductions in the number of production personnel.

Research and Development Expenses.

	Six Months Ended
(dollar amounts in thousands)	July 31,	July 31,
	2009	2010	Change
Research and development expenses	$6,857	$5,950	$(907)
As a percentage of revenues	29%	34%

Reductions in the number of research and development personnel, mostly resulting from the reduction in force occurring in September 2009, lowered research and development expenses by approximately $1.1 million.

Selling, General and Administrative Expenses.

	Six Months Ended
(dollar amounts in thousands)	July 31,	July 31,
	2009	2010	Change
Selling, general and administrative expenses	$14,077	$9,936	$(4,141)
As a percentage of revenues	60%	57%

Included in selling, general and administrative expenses for the six months ended July 31, 2009 were various costs incurred to complete the restatement of the Company’s financial statements that were included in the 2008 Form 10-K, totaling approximately $2.5 million, retention and workforce reduction expenses of approximately $0.8 million and fees paid in connection with the evaluation of the special dividend paid in April 2009 of approximately $0.3 million.  Included in selling, general and administrative expenses for the six months ended July 31, 2010 were costs associated with restatement-related matters, totaling approximately $0.2 million, and certain severance and termination benefits, totaling approximately $0.6 million.

Excluding the expenses described above, selling, general and administrative expenses decreased by approximately $1.3 million during the six months ended July 31, 2010.  Reductions in the number of sales, marketing and administrative personnel during fiscal year 2009, mostly resulting from the reduction in force occurring in September 2009, lowered selling, general and administrative expenses by approximately $1.7 million during the first six months of fiscal year 2010.

Interest and Other Income, net.  Interest and other income, net was approximately $1.2 million and $0.7 million for the six months ended July 31, 2009 and 2010, respectively. The payment of the special dividend on April 20, 2009 lowered the Company’s total cash equivalents and short-term investments by approximately $200 million, resulting in lower interest income of approximately $0.4 million.

Income Tax Expense (Benefit).  For the first six months of fiscal years 2009 and 2010, the Company recorded income tax benefits of approximately $0.8 million and $0.5 million, respectively. For the six months ended July 31, 2010, the Company’s effective income tax rate, as computed in relation to loss before income tax benefit, was approximately 18% lower than the statutory federal income tax rate of 34%, due primarily to the offsetting effects of recognizing additional valuation allowance against the deferred tax benefits associated with such foreign tax credits and certain state deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2010 and July 31, 2010, the Company’s cash and cash equivalents and short-term investments totaled approximately $78.3 million and $76.8 million, respectively.  On April 20, 2009, the Company paid a special cash dividend to its shareholders, totaling approximately $200 million.  Any future determination as to the declaration and payment of dividends will be made by the Company’s Board of Directors in its discretion and will depend upon the Company’s earnings, financial condition, capital requirements, and other relevant factors.

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

Analysis of Cash Flows

Although the Company made significant reductions in the aggregate amount of cash used for personnel-related expenses and nonrecurring costs (e.g., restatement related expenses) during first six months of fiscal year 2010, operations for the six months ended July 31, 2010 used cash of approximately $1.2 million, mostly due to an approximate $2.3 million reduction in accounts payable and accrued expenses that primarily resulted from payments of certain commission and other compensation-related expenses incurred during the fourth quarter of fiscal year 2009.

Throughout fiscal year 2009 and the first six months of fiscal year 2010, the Company’s cash provided by or used in investing activities primarily reflected the Company’s shifts between cash equivalents and short-term investments, as capital expenditures were not significant.  For fiscal year 2010, the Company expects that its capital expenditures will be less than $0.8 million.

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

As discussed in Note 3 to the Condensed Consolidated Financial Statements, short-term investments as of July 31, 2010 consisted of marketable debt securities, principally U.S. government agency obligations, which the Company deemed to be available-for-sale. The Company’s investment policy provides guidelines relative to diversification and maturities designed to maintain reasonable levels of safety and liquidity.  At any given time, the Company’s mix of investments held as cash and cash equivalents versus short-term investments is dependent upon the Company’s view of each prospective investment’s price risk relative to the attainment of potentially higher yields or returns on its invested cash.  A 10% increase or decrease in the fair values of the Company’s short-term investments held at July 31, 2010 would have a material effect on the Company's consolidated financial position.

As of the end of each reporting period, the Company adjusts the carrying amount of each short-term investment to its fair value. For each of the Company’s marketable debt securities held as of July 31, 2010, the Company’s measurements of fair value were based on non-binding market consensus prices that can be corroborated with observable market data.  As of each reporting date, the Company monitors the liquidity of each investment it holds by analyzing current trading activity, to the extent such activity exists and is verifiable.  The Company obtains alternate fair value estimates for each of its investments from independent pricing services as a means of verifying the prices used to measure fair value.

As of July 31, 2010, cash and cash equivalents and short-term investments totaled approximately $76.8 million. If, during the fiscal year ending January 31, 2011, average short-term interest rates increase or decrease by 50 basis points relative to average rates realized during the year ended January 31, 2010, the Company’s projected interest income from cash and cash equivalents and short-term investments would increase or decrease by approximately $0.4 million, assuming a similar level of investments as held at July 31, 2010.

As of July 31, 2010, the Company’s cash equivalents primarily consisted of investments in institutional money market funds placed with high credit-quality financial institutions.  Due to the short-term nature of the Company’s cash and cash equivalents, the carrying amounts are not generally subject to price risk that may result from fluctuations in interest rates.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company completed an evaluation, as of July 31, 2010, under the supervision of and with the participation of the Company’s management, including the Chief Executive and Chief Financial Officers, as to the effectiveness of the Company’s disclosure controls and procedures.  Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2010, the Company’s disclosure controls and procedures were effective.

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

The risks and uncertainties described below could adversely affect our results of operations or financial condition and cause our actual results to differ materially from those expressed in forward-looking statements made by us. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

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

Because we were not current in our Exchange Act reporting obligations and did not file required periodic reports with the SEC prior to September 30, 2009, we were unable to utilize a Form S-8 Registration Statement and accordingly, unable to permit employees to exercise stock options during the period from April 17, 2006 through December 10, 2009.  We have received correspondence from counsel representing three former employees, one of whom is a former officer, indicating that we have been sued by such parties in connection with their inability to exercise stock options. It is possible that we may be sued by other employees in connection with their stock options, employment terminations and other matters.  These lawsuits may be time consuming, expensive, and may cause further distraction from the operation of the business.

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

We paid a special dividend that reduced our cash reserves available to fund future growth or pay unanticipated contingent liabilities.

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

Our business is particularly dependent on, and we derive substantially all of our revenue from, the communications industry, which has experienced a challenging capital spending environment in recent years.  Our sales to equipment manufacturers and application developers that supply the communications industry have been adversely affected by the ongoing slowdown of infrastructure purchases by communication service providers and by declines in technology expenditures.  In addition to loss of revenue, weakness in the communications industry may affect our business by increasing the risks of credit or business failures of suppliers, customers or distributors, by delays and defaults in customer or distributor payments, and by price reductions instituted by competitors to retain or acquire market share.

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

The communications industry is subject to rapid technological change.  The introduction of new technologies in the communications market, including the delay in the adoption of such new technologies and new alternatives for the delivery of services, are having, and can be expected to continue to have, a profound effect on competitive conditions in the market and the success of market participants, including us.  Our continued success will depend on the ability to correctly anticipate technological trends, to react quickly and effectively to such trends, enhance our existing product line, and to introduce new products on a timely and cost-effective basis.  The life cycle of our product line is difficult to estimate.  Discontinuing a product line may result in the incurrence of special charges, such as costs associated with a reduction in workforce.  These strategic decisions could result in changes to determinations regarding a product’s useful life and the recoverability of the carrying basis of certain assets.

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

Over 90% of our revenue is derived from our Signalware AR products and related services.  Signalware AR is based on a technology that may become obsolete as it is replaced by new network technologies and protocols.  The demand for this product has decreased in recent fiscal periods and if it continues to decrease or if we are unable to replace this product and related service revenue with revenue from a product that has similar acceptance with our customers, this would cause a material adverse effect on our business. In recent fiscal periods, we have reduced R&D expenditures in order to conserve capital given the uncertain economic environment and decreased levels of revenue, which reduction may adversely impact our competitive position in development of new products and enhancements to offset declines in revenues from our Signalware AR products and related services.

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

In order to increase our revenues and reduce our dependence on a limited number of customers, we will need to attract additional customers on an ongoing basis.  In addition, because our products have long sales cycles that typically range from six to twelve months, our ability to forecast the timing and amount for specific sales is limited.  The loss or deferral of one or more significant sales could have an adverse effect on our operating results in any fiscal quarter, especially if there are significant sales and marketing expenses associated with the deferred or lost sales.  Our software products are primarily sold to equipment manufacturers and application developers that integrate our products with their products and sell them to communications service providers.  The success of new products depends on our being able to successfully develop sales channels directly to service providers.  The success of our business and operating results is dependent upon our channel and marketing relationships with these manufacturers, developers and service providers and the successful development and deployment of their products.  If we cannot successfully establish channel and marketing relationships with leading equipment manufacturers, application developers and communications service providers or maintain these relationships on favorable terms, or our sales channels are affected by economic weakness, our business and operating results may be adversely affected.

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

Our success is dependent on recruiting and retaining key management and highly skilled technical, managerial, sales, and marketing personnel.  The market for highly skilled personnel remains very competitive.   Our ability to attract and retain employees also may be affected by, among other reasons, speculation regarding a potential change of control or cost control actions, which in the past and may again in the future, include reductions in our workforce and the associated reorganization of operations. If the costs of attracting and retaining qualified personnel increase significantly, our financial results could be adversely affected.

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

International sales are predominately denominated in U.S. dollars, and we have not been exposed to material fluctuations in foreign currency exchange rates related to sales.  We have certain expenses, however, denominated in foreign currency, which expose us to higher expenses due to fluctuations in foreign currency exchange rates.  From time to time, we may choose to limit our exposure by utilizing hedging strategies.  There can be no assurance that any such hedging strategies that we may undertake would be successful in avoiding exchange rate losses.

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

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies and Estimates”

in Part I, Item 2 of this Quarterly Report on Form 10-Q). Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	REMOVED AND RESERVED.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

(a) Exhibit Index.

10.1             Ulticom, Inc., 2010 Stock Incentive Compensation Plan, effective as of June 3, 2010, is incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on June 7, 2010.

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

ULTICOM, INC.

Dated:	September 13, 2010	/s/ Shawn K. Osborne
Shawn K. Osborne
President and Chief Executive Officer

Dated:	September 13, 2010	/s/ Mark A. Kissman
Mark A. Kissman
Senior Vice President and Chief Financial Officer